Form 10QSB
period 1996-03-31
BIG SMITH BRANDS INC
filed 1996-05-15
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
- - ---      Act of 1934

For the quarterly period ended March 31, 1996

- - ---      Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.

                         Commission file number 01-13470
                                                --------

                             BIG SMITH BRANDS, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                          13-3005371
- - ---------------------------------              -------------------
(State or Other  Jurisdiction  of                 (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

           7100 West Camino Real, Suite 201, Boca Raton, Florida 33433
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (407) 367-8283
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
       ----         ----
Number of shares of common stock outstanding as of May 11, 1996:  3,930,000

Transitional Small Business Disclosure Format (check one):  Yes          No  X
                                                               ----        ----

                                      INDEX



                                                                           Pages
                                                                           -----


PART I         FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements

                    Balance Sheet  as of  March 31, 1996                       3

                    Statements of Operations for the three
                    months ended March 31, 1996 and 1995                       4

                    Statement of Stockholders' Equity for the
                    three months ended March 31, 1996                          5

                    Statements of Cash Flows for the three months
                    ended March 31, 1996 and 1995                              6

                    Notes to Financial Statements                              7


      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        8

PART II  OTHER INFORMATION                                                    11


SIGNATURE                                                                     12

EXHIBIT INDEX                                                                 13

                             BIG SMITH BRANDS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1996
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                      $   10241
Temporary investments                                             220557
Accounts receivable, less allowance
     for doubtful accounts of $49,805                            3041058
Inventories                                                     11303183
Prepaid expenses                                                  318146
Deferred income taxes                                             324673
                                                                  ------
            Total Current Assets                                15217858
                                                                --------

PROPERTY AND EQUIPMENT, At Cost
  Land                                                             20000
  Buildings                                                       460139
  Equipment                                                      1749503
  Vehicles                                                         81511
                                                                   -----
                                                                 2311153
Less Accumulated depreciation                                     969821
                                                                  ------
                                                                 1341332
OTHER ASSETS
Trademark, less accumulated amortization in
    1996 of $22,927                                               492933
Other                                                             240337
                                                                  ------
                                                                  733270
                                                                  ------

                                                               $17292460
                                                               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                         $ 2031809
  Checks outstanding in excess of bank balance                    497214
  Accounts payable                                               2470416
  Accured expenses                                                472520
                                                                  ------
            Total Current Liabilities                            5471959
                                                                 -------

LONG-TERM DEBT                                                   5887090
                                                                 -------

DEFERRED INCOME TAXES                                              99305
                                                                   -----

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value; authorized 10,000,000 shares;
   issued and outstanding 1996 - 3,930,000 shares,                 39300
 Additional paid-in capital                                      6315818
 Retained earnings (deficit)                                     (521012)
                                                                  ------
                                                                 5834106
                                                               ---------
                                                               $17292460
                                                               =========

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)




NET SALES                                            1996               1995
                                                     ----               ----
      Trade                                       $ 4157993          $ 4254462
      Royalties, net of related costs of
      $190,603 in 1996 and $106,556 in 1995          379505             140074
                                                     ------             ------
                                                    4537498            4394536

COST OF GOODS SOLD                                  3600874            3512348
                                                    -------            -------

GROSS PROFIT                                         936624             882188
                                                     ------             ------

OPERATING EXPENSES
   Selling                                           464007             312286
   General and administrative                        539744             498392
                                                     ------             ------
                                                    1003751             810678
                                                    -------             ------


INCOME (LOSS) FROM OPERATIONS                        (67127)             71510
                                                     ------              -----


OTHER INCOME (EXPENSE)
   Miscellaneous income                              (15138)             19162
   Interest expense                                 (184861)           (202139)
                                                    -------            -------
                                                    (199999)           (182977)
                                                    -------            -------

INCOME (LOSS) BEFORE INCOME TAXES                 $ (267126)         $ (111467)
CREDIT FOR INCOME TAXES                              104178              14248
                                                     ------              -----
NET INCOME (LOSS)                                 $ (162948)         $  (97219)
                                                  =========          =========
NET INCOME (LOSS) PER SHARE                       $  (0.041)         $   (0.03)
                                                  =========          =========


WEIGHTED AVERAGE SHARES OUTSTANDING                 3930000            2946833
                                                    =======            =======

                             BIG SMITH BRANDS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)




                                        Common Stock,
                                        $.01 PAR VALUE
                                        --------------

                                                             Additional    Retained       Total
                                                               paid-in     earnings   stockholders'
                                     Shares       Amount       Capital    (deficit)      equity
                                     ------       ------       -------    ---------      ------

Balances at December 31, 1995        3930000   $   39300    $ 6315818    $ (358064)   $ 5997054


Net Income (loss)                                                          (162948)     (162948)
                                     -------   ---------    ---------    ---------    ---------
Balances at March 31, 1996           3930000   $   39300    $ 6315818    $ (521012)   $ 5834106
                                     =======   =========    =========    =========    =========




        See Notes to Financial Statements

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES                         1996       1995
                                                             ----       ----
Net income (loss)                                         $(162948)    $ (97219)
Items not requiring cash:
Depreciation & amortization                                  52185        33000
Deferred income taxes                                        (4800)       25880
Changes in:
Accounts receivable                                         455533       768716
Inventories                                                 204783     (1117075)
Prepaid expenses                                           (108926)     (182783)
Other assets                                                (47373)
Accounts payable and accrued expenses                      (631826)    (1193725)
Due to stockholder                                          (50028)
                                                            ------
Net cash used in operating activities                      (293400)    (1763206)
                                                           -------     --------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (31202)       (2974)
Purchase of temporary investments                           (93782)
                                                            ------        ------
Net cash used in investing activities                      (124984)       (2974)
                                                           -------        -----


CASH FLOWS FROM FINANCING ACTIVITIES
Checks outstanding in excess of bank balance                319870      (265283)
Proceeds from issuance of stock, net of offering costs                  6088117
Net borrowings under line-of-credit agreement               136975     (1532405)
Principal payments on long-term debt                        (32427)     (214684)
Dividends paid                                                          (100000)
                                                           -------      -------
Net cash provided by financing activities                   424418      3975745
                                                            ------      -------


INCREASE IN CASH AND CASH
EQUIVALENTS                                                   6034      2209565
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                                     4207        18994
                                                              ----        -----
CASH AND CASH EQUIVALENTS, END
OF PERIOD                                                 $  10241     $2228559
                                                          ========     ========



See Notes to Financial Statements

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Big Smith Brands, Inc. (the "Company") manufactures and sells quality work apparel under a variety of brand names, including Big Smith, Smith Mountain Classics, Big Smith Vintage and the licensed brands, Caterpillar and Wolverine. The Company markets its products to national chains and local stores worldwide.

SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

NOTE 2:  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 1995, which are included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations, stockholders' equity and its cash flows for the three month period then ended.

The results of operations for the period ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

NOTE 3:  INCOME PER SHARE INFORMATION

Net earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalent shares from stock options and warrants unless the effect of common stock equivalents is anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

                  The discussion and analysis set forth below is for the three month periods ended March 31, 1996 and March 31, 1995. It should be read in conjunction with the Unaudited Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB. The Company believes that its business is seasonal and has experienced and expects to continue to experience lower revenues and net income in the first half of each fiscal year as compared to the second half of each fiscal year. This seasonality is due to increased sales in the apparel industry during the Christmas season and the increase in sales of the Company's winter weight garments, which sell at higher per unit prices than the Company's other products, and back-to-school clothes, during the months of August through November. In addition, the Company's quarterly results may fluctuate depending upon the timing of delivery of large orders and the introduction of new product lines or additional labels, among other things. See "--Seasonality." The Company elected to be treated as an S corporation for tax purposes under the Internal Revenue Code through February 8, 1995. As a result, the net income (loss) of the Company was taxed, for federal (and some state) corporate income tax purposes, directly to the Company's stockholders and not to the Company. Upon consummation of the Company's initial public offering on February 8, 1995 the Company became a C corporation for both federal and state tax purposes.


                  The following discussion and analysis should be read in conjunction with the Company's financial statements appearing elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

                  Net trade sales, for the three months ended March 31, 1996 decreased by $.09 million, or 2.1%, to $4.16 million from $4.25 million for the three months ended March 31, 1995. Net sales for the three months ended March 31, 1996 of Caterpillar branded products, Big Smith and other branded products, and private label products were $1.41 million, $1.65 million and $1.10 million, respectively, as compared with $.56 million, $2.38 million and $1.31 million, respectively, for the three months ended March 31, 1995. The increase in sales of Caterpillar branded products resulted from the reestablishment of the Company's distribution channels for Caterpillar branded products following a disruption of those channels. The decrease in Big Smith and other branded products reflects unusually high Wal-mart sales during the three months ended March 31, 1995 due to the carryover to 1995 orders from 1994. The decrease in private label sales resulted from the discontinued private label program for Walls Corporation. Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad net of related costs for the three months ended March 31, 1996 increased to $379,505 as compared with $140,074 for the three months ended March 31, 1995. This increase was due to the increased manufacture and sale of Caterpillar branded products by licencees, particularly in the United Kingdom, over the same period last year, and to the receipt of an advance against future royalties of $100,000 from a new licencee in Hong Kong.

                  Gross profit, excluding that from net royalties, for the three months ended March 31, 1996 was $.56 million, or 13.5% of net trade sales, compared to $.74 million, or 17.4% of net trade sales, for the three months ended March 31, 1995. The decrease in gross profit was primarily due to the unabsorbed overhead of approximately $224,000 related to the partial plant shutdowns to facilitate the reduction of certain categories of the Company's inventory during the first quarter which was partially offset by the increased sales of Caterpillar branded goods and sales of Big Smith and other branded products. For the three months ended

March 31, 1996, sales of Caterpillar branded products, Big Smith and other branded products, and private label products accounted for 33.9%, and 39.7% and 26.4% of net trade sales, respectively, as compared with 13.2%, 56.0% and 30.8% of net trade sales, respectively, for the three months ended March 31, 1995.

                  Selling expenses increased by $.15 million to $.46 million, or 11.1% of net trade sales, for the three months ended March 31, 1996, from $.31 million, or 7.3% of net trade sales, for the three months ended March 31, 1995. This increase in selling expenses resulted principally from an increase of $51,000 in royalty expense resulting from increased sales by the Company of Caterpillar branded products, an increase of $62,000 in advertising and trade shows expense and a $42,000 increase in sample expense related to the development of new Caterpillar branded product lines. General and administrative expenses were $.54 million, or 13.0% of net trade sales during the three months ended March 31, 1996, compared with $.50 million, or 11.7% of net trade sales, for the three months ended March 31, 1995. The increase in General and administrative expense was primarily due to an increase of $30,000 in professional fees, consulting fees, and costs associated with being a public Company for the entire three month period ending March 31, 1996 as opposed to only part of the period ended March 31, 1995.

                  The Company's interest expense for the three months ended March 31, 1996 was $.18 million, or 4.5% of net trade sales, as compared with $.20 million, or 4.8% of net trade sales, for the three months ended March 31, 1995.

                  As a result of the foregoing, the Company's net loss for the three months ended March 31, 1996 increased to $162,944 from a net loss of $97,219 for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its growth primarily with borrowings under its line of credit and, since the consummation of its initial public offering, with the proceeds of such offering. Cash used in operating activities totaled approximately $.29 million and $1.76 million in the three months ended March 31, 1996 and 1995, respectively. During the first half of each year, the Company typically experiences negative cash flow from operations due to the build-up of inventory in preparation for increased sales volume in the second half of each year however, in accordance with managements plans to reduce inventory  certain  plants  were  partially  shutdown  during the first  quarter resulting in the decrease of cash used in operating activities. See "--Seasonality." Operating cash flows for the three months ended March 31, 1996 and March 31, 1995 were also negatively impacted by increased inventory levels resulting from the cancellation of certain orders of winter weight garments by certain Japanese customers. The Company began to sell this excess inventory in the third quarter of 1994 and has continued to do so.

                  At March 31, 1996 and March 31, 1995, working capital was approximately $9.7 million and $11.0 million, respectively. Working capital may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

                  At March 31, 1996, the Company had a $9 million line of credit with Mercantile Business Credit Inc. ("MBCI"), with borrowing levels based upon a specified percentage of eligible accounts receivable and inventories. The amount outstanding under the credit line as of March 31, 1996 and March 31, 1995 was $6.9 million, and $4.9 million respectively. The line of credit bore interest at the MBCI prime rate plus a premium interest factor. This premium interest factor varied from 1.5 to 2.0 percent, based upon the Company's leverage ratio. MBCI has amended the loan agreement, retroactive to February 16, 1995, to provide for interest at the MBCI prime rate plus a premium interest factor of 0.75 percent. If the Company's pre-tax net income for the twelve month period ending on December 31, 1996 is at least $1.5 million, no premium interest will be charged for 1997. If the Company's pre-tax net income for the twelve month period ending

1996 is not at least $1.5 million respectively, the premium interest factor will remain at 0.75 percent. The line of credit also permits overadvances for up to 120 days per year, peaking at $.5 million. The overadvance portion of the line of credit has an interest rate equal to the prime rate as published by MBCI plus an interest premium factor of 1.75. In addition, the Company must maintain stockholders' equity of at least $6,000,000 at December 31, 1995. The line of credit is secured by the Company's accounts receivable, inventory, property and equipment and general intangibles and matures on September 30, 1997 with one year renewals. The Company believes that such time it will be able to renew such line of credit or obtain similar working capital financing from a similar institution.

                  At December 31, 1995, the Company was not in compliance with certain financial conditions covenants; however, the lender has formally waived the Company's noncompliance. MBCI and the Company have agreed to renegotiate the loan covanants for periods after December 31, 1995 on or before May 15, 1996.

CAPITAL EXPENDITURES

                  Capital expenditures totaled $31,202 for the three months ended March 31, 1996. These expenditures consisted of primarily from the the purchase of computer related equipment.

INTANGIBLE ASSETS

                  In 1995, the Company purchased the Big Smith trademark for the seven countries in Europe in which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

SEASONALITY

                  The Company's sales are generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to an increase in sales of winter weight garments, which sell at higher prices, combined with continued sales of regular weight garments. This seasonality impacts the cash flow of the Company significantly since the Company's inventory levels typically tend to increase during the first half of the year in preparation for anticipated higher sales levels in the second half of the year. See - "Liquidity and Capital Resources"

FORWARD LOOKING STATEMENTS

                  Certain statements contained in this discussion may be deemed forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the status of relations between the Company and its primary customers, licensors, licensees, and distributors, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1995.

                                     PART II


                                OTHER INFORMATION


ITEM 1.           Legal Proceedings.
                  None.

ITEM 2.           Changes in Securities.
                  None.

ITEM 3.           Defaults Upon Senior Securities.
                  None.

ITEM 4.           Submission of Matters to a Vote of Security-Holders.
                  None.

ITEM 5.           Other Information.
                  None.

ITEM 6.           Exhibits and Reports on Form 8-K.


         (a)
                                  EXHIBIT TABLE

               EXHIBIT
               NO.                                 DESCRIPTION
               -------                             -----------

               3(a)           Form of Restated Certificate of Incorporation.
               (b)            By-laws.
               4(a)           Form of Common Stock Purchase Warrant.
               (b)            Form of Warrant Agreement.
               10(z)          Employment  Agreement,   dated  January,  1  1996,
                              between the Company and S. Peter Lebowitz.


         (b) No reports on Form 8-K have been filed for the quarter for which report is being filed.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIG SMITH BRANDS, INC.
                                                         Registrant



Date:  May 14, 1996                          /s/ Terry. L. Dober
                                             -------------------
                                             Terry L. Dober
                                             Vice President of Finance and
                                             Authorized Registrant Signer
                                             (Principal Accounting
                                             and Financial Officer)

                                  EXHIBIT INDEX

   EXHIBIT
     NO.                          DESCRIPTION
   -------                        -----------

3(a)          Form of Restated Certificate of Incorporation.*
(b)           By-laws.*
4(a)          Form of Common Stock Purchase Warrant.*
(b)           Form of Warrant Agreement.*
10(z)         Employment  Agreement,  dated January 1, 1996, between the Company and S. Peter Lebowitz**



- - --------------------------

  * Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

 **           Filed herewith.