Form 10KSB/A
period 1995-12-31
BIG SMITH BRANDS INC
filed 1996-07-03
CIK 931688

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A1


 X       ANNUAL REPORT UNDER SECTION 13 OR 15(D)
- ---      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1995
                                   -----------------

- ---      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ________


                          COMMISSION FILE NO.: 01-13470
                                               --------

                             BIG SMITH BRANDS, INC.
          ------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           Delaware                                       13-3005371
- -------------------------------                       -------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


7100 West Camino Real, Suite 201, Boca Raton, Florida         33433
- -----------------------------------------------------         -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

Issuer's telephone number: (407) 367-8283

Securities registered under Section 12(b) of the Exchange Act:

                                         Name of Each
                                         Exchange
Title of Classes                         on Which Registered
- ----------------                         -------------------

Common Stock, $.01 par value             Pacific Stock Exchange
Common Stock Purchase Warrants           NASDAQ Small-Cap Market

Securities registered under Section 12(g) of the Exchange Act:
NONE


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year:  $22,610,942

     As of March 29, 1996, Registrant had 3,930,000 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $4,643,125 (based on the average of the reported high and low sales prices on NASDAQ on such date).


     Transitional Small Business Disclosure Format (check one):

Yes    No X
   ---   ---

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

Exhibit No.
- -----------

3(a)      Form of Restated Certificate of Incorporation.*
(b)       By-laws.*
4(a)      Form of Common Stock Purchase Warrant.*
(b)       Form of Warrant Agreement.*
10(a) Form of the Big Smith Brand, Inc.'s (the "Company") 1994 Stock Incentive Plan.* (b) Employment Agreement between the Company and S. Peter Lebowitz.* (c) Loan and Security Agreement, dated June 25, 1992, between the Company and Mercantile Business Credit Inc.*
              Amendment No. 1, dated June 14, 1993*
              Amendment No. 2, dated December 23, 1993*
              Amendment No. 3, dated April 4, 1994*
              Amendment No. 4, dated October 14, 1994*
              Amendment No. 5, dated November 4, 1994*
              Amendment No. 6, dated December 15, 1994*
              Amendment No. 7, dated June 30, 1995*****
              Modification of Loan Agreement, dated July 1, 1995*****
(d) Authorization and Loan Agreement (Guaranty Loans), dated May 19, 1992, between the Company and the U.S. Small Business Administration.*
(e) Loan and Security Agreement, dated September 15, 1992, between the Company and Miami Area Economic Development Service, Inc.*
(f) Asset Purchase Agreement, dated August 16, 1994, between the Company and Heartland USA Apparel Manufacturing, Inc.*
(g) Distribution Agreement, dated February 1, 1994, between the Company and Betty Smith Co., Ltd.**
(h) Trademark Merchandise License Agreement, dated October 26, 1993, between the Company and Caterpillar Inc.**
          Letter from Caterpillar Inc. to counsel for the Company, dated October 3, 1994.**
          Amendment No. 1, dated July 1, 1994.**
          Amendment No. 4, dated August 8, 1994.**
          Amendment No. 5, dated March 10, 1995.****
          Amendment No. 7, dated November 7, 1995.***
(i) License Agreement dated July 1994, between the Company and Wolverine World Wide, Inc.**
(j) Use of Trademark and Distribution Agreement, dated May 1994, between the Company and The Big Yellow Corporation Limited.**
(k) Distribution Agreement, dated October 1, 1994, between the Company and Fashion Fever C.C.** Letter Agreement between the Company and Fashion Fever C.C., dated October 1, 1994.**
(l) Memorandum of Understandings and Agreements, dated May 1, 1994, between the Company and Shuken Co. Ltd.**
(m) Exclusive Distribution Agreement, dated June 1, 1994, between the Company and All-American.**
(n) Distribution Agreement, dated June 1, 1994, between the Company and Off-Shore Italia S.R.L.**
(o) Distribution Agreement, dated September 1, 1994, between the Company and Double Impact GMBH.** Letter Agreement, dated September 16, 1994.**
(p) Distribution Agreement, dated October 1, 1994, between the Company and BS of Germany GMBH.**

(q)       Stock Option Agreement between the Company and S. Peter Lebowitz.*
(r)       Stock Option Agreement between the Company and S. Peter Lebowitz.*
(s) Underwriting Agreement between Barington Capital Group, L.P. (the "Underwriter") and the Company.*
(t)       Underwriter's Option Agreement.*
(u)       Consulting Agreement between the Company and the Underwriter.*
(v) Distribution Agreement, dated April 1, 1995, between the Company and Yesil Kuhdura A.S.****
(w) Distribution Agreement, dated March 1, 1995, between the Company and Peter Schaer Handels AG.****
(x) Distribution Agreement, dated April 1, 1995, between the Company and GAFA, S.A. ****
(y) Trademark Agreement, dated April 18, 1995, between the Company and Amita S.r.L.******
23        Consent of Baird, Kurtz and Dobson *******

- --------------------------

* Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

**       Previously  filed with,  and  incorporated  herein by reference to the
          Form SB-2, subject to a confidentiality request.

***      Filed herewith subject to a confidentiality request.

****     Previously  filed with, and  incorporated  herein by reference to, the
          Registrant's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1994 (File No 01-13470), filed on April 7, 1995.

*****    Previously   filed  with,  and   incorporated   by  reference  to,  the
         Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed on August 17, 1995.

******   Previously   filed  with,  and   incorporated   by  reference  to,  the
         Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, filed on November 29, 1995.

******* Filed herewith.


        (b)    REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 3, 1996                      BIG SMITH BRANDS, INC.

                                         By:/s/Terry L. Dober
                                         --------------------
                                         Terry L. Dober
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                              Sequentially Number
- -----------                                              -------------------

3(a)      Form of Restated Certificate of Incorporation.*
(b)       By-laws.*
4(a)      Form of Common Stock Purchase Warrant.*
(b)       Form of Warrant Agreement.*
10(a) Form of the Big Smith Brand, Inc.'s (the "Company") 1994 Stock Incentive Plan.* (b) Employment Agreement between the Company and S. Peter Lebowitz.* (c) Loan and Security Agreement, dated June 25, 1992, between the Company and Mercantile Business Credit Inc.*
              Amendment No. 1, dated June 14, 1993*
              Amendment No. 2, dated December 23, 1993*
              Amendment No. 3, dated April 4, 1994*
              Amendment No. 4, dated October 14, 1994*
              Amendment No. 5, dated November 4, 1994*
              Amendment No. 6, dated December 15, 1994*
              Amendment No. 7, dated June 30, 1995*****
              Modification of Loan Agreement, dated July 1, 1995*****
(d) Authorization and Loan Agreement (Guaranty Loans), dated May 19, 1992, between the Company and the U.S. Small Business Administration.*
(e) Loan and Security Agreement, dated September 15, 1992, between the Company and Miami Area Economic Development Service, Inc.*
(f) Asset Purchase Agreement, dated August 16, 1994, between the Company and Heartland USA Apparel Manufacturing, Inc.*
(g) Distribution Agreement, dated February 1, 1994, between the Company and Betty Smith Co., Ltd.**
(h) Trademark Merchandise License Agreement, dated October 26, 1993, between the Company and Caterpillar Inc.**
          Letter from Caterpillar Inc. to counsel for the Company, dated October 3, 1994.**
          Amendment No. 1, dated July 1, 1994.**
          Amendment No. 4, dated August 8, 1994.**
          Amendment No. 5, dated March 10, 1995.****
          Amendment No. 7, dated November 7, 1995.***
(i) License Agreement dated July 1994, between the Company and Wolverine World Wide, Inc.**
(j) Use of Trademark and Distribution Agreement, dated May 1994, between the Company and The Big Yellow Corporation Limited.**
(k) Distribution Agreement, dated October 1, 1994, between the Company and Fashion Fever C.C.** Letter Agreement between the Company and Fashion Fever C.C., dated October 1, 1994.**
(l) Memorandum of Understandings and Agreements, dated May 1, 1994, between the Company and Shuken Co. Ltd.**
(m) Exclusive Distribution Agreement, dated June 1, 1994, between the Company and All-American.**
(n) Distribution Agreement, dated June 1, 1994, between the Company and Off-Shore Italia S.R.L.**
(o) Distribution Agreement, dated September 1, 1994, between the Company and Double Impact GMBH.** Letter Agreement, dated September 16, 1994.**
(p) Distribution Agreement, dated October 1, 1994, between the Company and BS of Germany GMBH.**

(q)       Stock Option Agreement between the Company and S. Peter Lebowitz.*
(r)       Stock Option Agreement between the Company and S. Peter Lebowitz.*
(s) Underwriting Agreement between Barington Capital Group, L.P. (the "Underwriter") and the Company.*
(t)       Underwriter's Option Agreement.*
(u)       Consulting Agreement between the Company and the Underwriter.*
(v) Distribution Agreement, dated April 1, 1995, between the Company and Yesil Kuhdura A.S.****
(w) Distribution Agreement, dated March 1, 1995, between the Company and Peter Schaer Handels AG.****
(x) Distribution Agreement, dated April 1, 1995, between the Company and GAFA, S.A. ****
(y) Trademark Agreement, dated April 18, 1995, between the Company and Amita S.r.L.******
23        Consent of Baird, Kurtz and Dobson *******

- --------------------------

* Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

**       Previously  filed with,  and  incorporated  herein by reference to the
          Form SB-2, subject to a confidentiality request.

***      Filed herewith subject to a confidentiality request.

****     Previously  filed with, and  incorporated  herein by reference to, the
          Registrant's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1994 (File No 01-13470), filed on April 7, 1995.

*****    Previously   filed  with,  and   incorporated   by  reference  to,  the
         Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed on August 17, 1995.

******   Previously   filed  with,  and   incorporated   by  reference  to,  the
         Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, filed on November 29, 1995.

******* Filed herewith.