Form 10QSB
period 1996-09-30
BIG SMITH BRANDS INC
filed 1996-11-19
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

_____ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.

                         Commission file number 01-13470

                             BIG SMITH BRANDS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                        13-3005371
              --------                                        ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

           7100 West Camino Real, Suite 201, Boca Raton, Florida 33433
                    (Address of Principal Executive Offices)

                                 (407) 367-8283
                (Issuer's Telephone Number, Including Area Code)

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

Yes__X__            No____

Number of shares of common stock outstanding as of November 13, 1996:  3,930,000

Transitional Small Business Disclosure Format (check one):  Yes____    No__X__

                                      INDEX

                                                                          Pages
                                                                          -----

PART I                     FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheet  as of  September
               30, 1996                                                     3

              Consolidated Statements of Operations for the three
               month and nine month periods ended
               September 30, 1996, and 1995                                 4

              Consolidated Statement of Stockholders' Equity for the
               nine months ended September 30, 1996                         5

              Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1996, and 1995                           6

              Notes to Financial Statements                                 7


      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8

PART II OTHER INFORMATION 4


SIGNATURE                                                                  17
EXHIBIT INDEX                                                              18

                             BIG SMITH BRANDS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1996
                                   (Unaudited)
                                     ASSETS


CURRENT ASSETS
Cash and cash equivalents                                        $    13,814
Temporary investments                                                192,452
Accounts receivable, less allowance
     for doubtful accounts of $136,889                             4,847,282
Inventories                                                        8,078,483
Prepaid expenses                                                     344,054
                                                                 -----------
         Total Current Assets                                     13,476,085
                                                                 -----------

PROPERTY AND EQUIPMENT, At Cost
  Land                                                                20,000
  Buildings                                                          471,109
  Equipment                                                        2,121,290
  Vehicles                                                            81,511
                                                                 -----------
                                                                   2,693,910
Less accumulated depreciation                                      1,273,822
                                                                 -----------
                                                                   1,420,088
                                                                 -----------
OTHER ASSETS
  Trademark, less accumulated amortization
  of $40,122                                                         475,738
  Other                                                               11,106
                                                                 -----------
                                                                     486,844
                                                                 -----------
                                                                 $15,383,017
                                                                 ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                           $ 7,290,563
  Checks outstanding in excess of bank balance                       160,403
  Accounts payable                                                 2,847,554
  Accrued expenses                                                 1,439,671
                                                                 -----------
         Total Current Liabilities                                11,738,191
                                                                 -----------
LONG-TERM DEBT                                                       925,737
                                                                 -----------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1996 - 3,930,000 shares                    39,300
  Additional paid-in capital                                       6,315,818
  Retained earnings (deficit)                                     (3,636,029)
                                                                 -----------
                                                                   2,719,089
                                                                 -----------
See Notes to Consolidated Financial Statements                   $15,383,017
                                                                 ===========

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Month Period                      Nine Month Period
                                                         Ended September 30,                    Ended September 30
                                                      ------------------------------      --------------------------------
                                                        1996              1995              1996              1995
                                                        ----              ----              ----              ----
NET SALES
 Trade                                                $ 6,181,048        $ 6,300,088       $ 14,848,613       $ 15,969,318
 Royalties, net of related costs of $303,492
 $221,517, and $794,986 and $518,702, respectively        360,767            318,370          1,134,015            690,708
                                                       ----------          ---------       ------------       ------------
                                                        6,541,815          6,618,458         15,982,628         16,660,026

COST OF GOODS SOLD                                      6,161,939          5,350,674         13,798,052         13,439,264
                                                      -----------          ---------       ------------        -----------

GROSS PROFIT                                              379,876          1,267,784          2,184,576          3,220,762
                                                      -----------          ---------        -----------         ----------
OPERATING EXPENSES
  Selling                                                 504,576            525,863          1,396,289          1,263,611
  General and administrative                              649,148            488,382          1,853,827          1,614,645
  Restructuring and Litigation Cost                     1,397,481                  0          1,397,481                  0
                                                      ------------         ---------        -----------         ----------
                                                        2,551,205          1,014,245          4,647,597          2,878,256
                                                      -----------          ---------        -----------         ----------


INCOME (LOSS) FROM
  OPERATIONS                                           (2,171,329)           253,539         (2,463,021)           342,506
                                                     ------------        -----------      -------------         ----------


OTHER INCOME (EXPENSE)
  Miscellaneous income                                     (6,368)             2,172            (40,771)            29,941
  Interest expense                                       (175,516)          (225,204)          (539,037)          (586,973)
                                                     ------------         ----------         ----------        -----------

                                                         (181,884)          (223,032)          (579,808)          (557,032)
                                                     -------------        ----------         ----------        -----------

INCOME (LOSS) BEFORE
  INCOME TAXES                                         (2,353,213)            30,507         (3,042,829)          (214,526)
CREDIT (PROVISION) FOR INCOME TAXES                      (504,087)          (12,745)           (235,136)            49,590
                                                    --------------       -----------         ----------        -----------
NET INCOME (LOSS)                                   $  (2,857,300)        $   17,762        $(3,277,965)         $(164,936)
                                                   ==============         ==========        ===========        ===========
NET INCOME (LOSS) PER SHARE                        $         (.73)        $      .01        $      (.83)         $    (.05)
                                                   ==============         ==========        ===========        ===========


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                           3,930,000          3,605,879          3,930,000          3,605,879
                                                        =========          =========          =========          =========

See Notes to Consolidated Financial Statements


                             BIG SMITH BRANDS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)



                                                   Common Stock,
                                                  $.01 par value
                                              --------------------------       Additional        Retained           Total
                                                                                paid-in          earnings       stockholders'
                                              Shares           Amount           capital          (deficit)          equity
                                              ------           ------           -------          ---------          ------
Balances at December 31, 1995                 3,930,000        $  39,300     $   6,315,818   $     (358,064)      $ 5,997,054




Net Income (Loss)                                -                 -                -            (3,277,965)       (3,277,965)
                                              ---------       ----------      ------------  ---------------     -------------
Balances at September 30, 1996                3,930,000       $   39,300      $  6,315,818  $    (3,636,029)     $  2,719,089
                                              =========       ==========      ============  ================     ============





See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                  1996           1995
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $(3,277,965)   $  (164,936)
  Item not requiring cash:
    Depreciation, amortization & impairment                    373,381        101,861
    Deferred income taxes                                      220,568         25,880
  Changes in:
    Accounts receivable                                     (1,350,691)    (3,040,478)
    Inventories                                              3,429,483     (5,682,174)
    Prepaid expenses                                          (134,834)      (322,288)
    Other Assets                                               181,858           --
    Accounts payable and accrued expenses                      712,463      1,607,079
                                                           -----------    -----------
       Net cash provided (used) in operating activities        154,263     (7,475,056)
                                                           -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (413,959)      (520,725)
  Trademark                                                       --         (515,000)
  Purchase of temporary investments                            (65,677)          --
                                                           -----------    -----------
      Net cash used in investing activities                   (479,636)    (1,035,725)
                                                           -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Checks outstanding in excess of bank balance                 (16,941)       192,790
  Proceeds from issuance of stock, net of offering costs          --        6,088,117
  Net borrowings under line-of-credit agreement                260,559      2,614,460
  Principal borrowings (payments) on long-term debt            141,390       (250,507)
  Due to stockholder                                           (50,028)          --
  Dividends paid                                                  --         (100,000)
                                                           -----------    -----------
      Net cash provided by financing activities                334,980      8,544,860
                                                           -----------    -----------


INCREASE IN CASH AND CASH
  EQUIVALENTS                                                    9,607         34,079
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                      4,207         18,994
                                                           -----------     ----------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                                    $13,814        $53,073
                                                           ===========     ==========



See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

Big Smith Brands, Inc. (the "Company") manufactures and sells quality work apparel under a variety of brand names, including Big Smith, Smith Mountain Classics, Big Smith Vintage and currently including the licensed brands, Caterpillar and Wolverine. The Company anticipates terminating its sales of Caterpillar and Wolverine branded goods in January 1996. See "Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operations - General." The Company markets its products to national chains and local stores worldwide.

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

In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations, stockholders' equity and its cash flows for the nine month period then ended.

The results of operations for the period ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."


NOTE 3:  INCOME PER SHARE INFORMATION

Net earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalent shares from stock options and warrants unless the effect of common stock equivalents is anti-dilutive.

NOTE 4:  LITIGATION

The Company is currently involved in litigation with Caterpillar, Inc. See "Part II Other Information. Item 1."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The discussion and analysis set forth below is for the three month and nine month periods ended September 30, 1996, and September 30, 1995. It should be read in conjunction with the Unaudited Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB. The Company's business is seasonal and the Company has experienced and expects to continue to experience lower revenues and net income in the first half of each fiscal year as compared to the second half of each fiscal year. This seasonality is due to increased sales in the apparel industry during the Christmas season and the increase in sales of the Company's winter weight garments, which sell at higher per unit prices than the Company's other products, and back-to-school clothes, during the months of August through November. In addition, the Company's quarterly results may fluctuate depending upon the timing of delivery of large orders and the introduction of new product lines or additional labels, among other things. See "--Seasonality." The Company elected to be treated as an S corporation for tax purposes under the Internal Revenue Code through February 8, 1995. As a result, the net income (loss) of the Company was taxed, for federal (and some state) corporate income tax purposes, directly to the Company's stockholders and not to the Company. Upon consummation of the Company's initial public offering on February 8, 1995, the Company became a C corporation for both federal and state tax purposes.

         The Company is currently engaged in litigation with Caterpillar, Inc. (the "Caterpillar litigation") with respect to the Company's rights to continue to manufacture, and sell Caterpillar branded products. The Company believes that its agreement with Caterpillar (the "Agreement") licensing it to manufacture and sell such products, has not properly been terminated and that it remains licensed to produce such goods through December 31, 1999, the expiration date of its license. On August 19, 1996, the District Court ruled that the license had been properly terminated, a ruling which the Company is currently appealing. There can be no assurance, however, that the outcome will be favorable to the Company and that the license will be preserved, and if the outcome is not favorable, such outcome could have a material adverse effect on the financial condition of the Company. See "Other Information, Item 1. Legal Proceedings." Because of the uncertainty arising from the litigation, management has decided to refocus the Company's efforts on development of Company owned brands. In this connection, during the three months ended September 30, 1996, the Company has increased its efforts to liquidate its inventory of Caterpillar branded goods, written down the value of certain inventory of Caterpillar branded goods, downsized certain production functions devoted primarily to production of such goods, and has begun implementing plans for increased sales and marketing and production efforts in connection with its Big Smith branded products.


         The following discussion and analysis should be read in conjunction with the Company's financial statements appearing elsewhere in this report.

Results of Operations

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

         Net trade sales, for the three months ended September 30, 1996, decreased by $.12 million, or 1.9%, to $6.18 million from $6.30 million for the three months ended September 30, 1995. Net trade sales for the three months ended June 30, 1996, of Caterpillar branded products, Big Smith and other branded products, and private label products were $1.96 million, $3.51 million and $.71 million, respectively, as compared with $1.70 million, $2.91 million and $1.69 million, respectively, for the three months ended September 30, 1995.

The increase in sales of Caterpillar branded products resulted from price reductions and increased marketing reflecting the Company's efforts to liquidate its remaining inventory of Caterpillar branded products. The increase in Big Smith and other branded products primarily reflects an increase in sales of Big Smith branded products to Walmart due to the increased demand for Big Smith branded outerwear. The decrease in private label sales resulted from the discontinuance in 1996 of private label programs for Kmart. For the three months ended September 30, 1996, sales of Caterpillar branded products, Big Smith and other branded products, and private label products accounted for 31.7%, and 56.8% and 11.5% of net trade sales, respectively, as compared with 27%, 46.2% and 26.8% of net trade sales, respectively, for the three months ended September 30, 1995. The Company has begun implementing its plans to increase marketing and sales of Big Smith branded products.

         Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad net of related costs for the three months ended September 30, 1996, increased by $42,000 to $361,000 from $318,000 for the three months ended September 30, 1995. This increase was due to the increased manufacture and sale of Caterpillar branded products by distributors, particularly in the United Kingdom. In the event that the final outcome of the litigation with Caterpillar is adverse to the Company, the Company would be required to cease its sales of Caterpillar branded products through distributors and otherwise, on January 10, 1997, which would mark the end of a six month grace period provided in the contract with Caterpillar. As a result of an alleged failure to timely provide Caterpillar a royalty report and to pay certain royalties, Caterpillar notified the Company on November 8, 1996, that it regarded the grace period as terminated, which contention the Company disputes.

         Gross profit, excluding that from net royalties, for the three months ended September 30, 1996, decreased by $.93 million to $.02 million, or .3% of net trade sales, compared to $.95 million, or 15.1% of net trade sales, for the three months ended September 30, 1995. This decrease was primarily due to an $817,000 write-down of inventory primarily due to the Caterpillar litigation, and to an increase of approximately $192,000 in sales of closeouts and irregulars at approximately $127,000 below cost. See "Other Information, Item 1, Legal Proceedings."

         Selling expenses decreased by $.02 million to $.51 million, or 8.3% of net trade sales, for the three months ended September 30, 1996, from $.53 million, or 8.4% of net trade sales, for the three months ended September 30, 1995. This decrease resulted principally from a decrease of $61,000 in advertising and a $53,000 decrease in shipping expense resulting from the decrease in trade sales, which were partially offset by an increase of $74,000 in travel and entertainment expense resulting primarily from increased marketing efforts. General and administrative expenses increased to $.65 million, or 10.5% of net trade sales during the three months ended September 30, 1996, from $.49 million, or 7.8% of net trade sales, for the three months ended September 30, 1995. This increase resulted primarily from an increase in payroll and related fringe benefits of $28,000, and $28,000 in professional fees and other costs relating to the Company's European operations, and a write-off of accounts receivable of $71,000 related to Caterpillar branded products.

         During the three months ended September 30, 1996, the Company accrued or incurred an aggregate of $1.40 million of restructuring and litigation costs in connection with the Caterpillar litigation which included costs such as legal and professional, impairment write-downs, plant shutdown costs, employee termination costs, other costs related to foreign operations and other related costs.

                  The Company's interest expense for the three months ended September 30, 1996, was $.18 million, or 2.9% of net trade sales, as compared with $.23 million, or 3.7% of net trade sales, for the three months ended September 30, 1995. This decrease resulted from the decrease in inventory which led to decreased borrowings for the period.

         At December 31, 1995, the Company recorded a net deferred tax asset of $220,568 relating to expected future utilization of its net operating loss carryforwards and for the tax effects of certain timing differences. The Company continued to recognize a credit income tax provision relating to operating losses for the first two quarters of 1996. The Company is not currently able to determine that future utilization of loss carryforwards is more likely than not and, therefore, has established a valuation allowance equal to the amount of the net deferred tax asset previously recorded.

         As a result of the foregoing, the Company's net loss for the three months ended September 30, 1996, increased to $2,857,300 from a net income of $17,762 for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

         Net trade sales, for the nine months ended September 30, 1996, decreased by $1.12 million, or 7.0%, to $14.85 million from $15.97 million for the nine months ended September 30, 1995. Net trade sales for the nine months ended September 30, 1996, of Caterpillar branded products, Big Smith and other branded products, and private label products were $5.26 million, $6.93 million and $2.66 million, respectively, as compared with $2.84 million, $7.21 million and $5.92 million, respectively, for the nine months ended September 30, 1995. The increase in sales of Caterpillar branded products resulted primarily from the reestablishment of the Company's distribution channels for Caterpillar branded products following a disruption of those channels and the Company's efforts to liquidate its remaining inventory of Caterpillar branded products. The decrease in Big Smith and other branded products reflected unusually high Walmart sales during the first three months of 1995 due to the carryover to 1995 of certain orders from 1994 which was only partially offset by increased sales to Walmart during the three months ended September 30, 1996. The decrease in private label sales resulted from the discontinuance in 1996 of private label programs for Kmart and Walls Corporation. For the nine months ended September 30, 1996, sales of Caterpillar branded products, Big Smith and other branded products, and private label products accounted for 35.4%, and 46.7% and 17.9% of net trade sales, respectively, as compared with 17.8%, 45.1% and 37.1% of net trade sales, respectively, for the nine months ended September 30, 1995. The Company has begun implementing its plans to increased marketing and sales of Big Smith branded products.

         Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad net of related costs for the nine months ended September 30, 1996, increased by $.66 million to $1.13 million from $.69 million for the nine months ended September 30, 1995. This increase was due to the increased manufacture and sale of Caterpillar branded products by distributors, particularly in the United Kingdom. In the event that the final outcome of the litigation with Caterpillar is adverse to the Company, the Company would be required to cease its sales of Caterpillar branded products through distributors and otherwise, on January 10, 1997, which would mark the end of a six month grace period provided in the contract with Caterpillar. As a result of an alleged failure to timely provide Caterpillar a royalty report and to pay certain royalties, Caterpillar notified the Company on November 8, 1996, that it regarded the grace period as terminated, which contention the Company disputes.

         Gross profit, excluding that from net royalties, for the nine months ended September 30, 1996, decreased by $1.48 million to $1.05 million, or 7.1% of net trade sales, from $2.53 million, or 15.8% of net trade sales, for the nine months ended September 30, 1995. This decrease was primarily due to an $817,000 the write-down of inventory primarily due in sales to the Caterpillar litigation, an increase of approximately $385,000 of close outs and irregulars at approximately $361,0001 below cost and unabsorbed overhead of approximately $224,000 related to the partial plant shutdowns to facilitate the reduction of certain categories of the Company's inventory during the first quarter of 1996, which were only partially offset by the increased sales of Caterpillar branded goods.

         Selling expenses increased by $.14 million to $1.40 million, or 9.4% of net trade sales, for the nine months ended September 30, 1996, from $1.26 million, or 7.9% of net trade sales, for the nine months ended September 30, 1995. This increase in selling expenses resulted principally from an increase of $124,000 in royalty expense resulting from increased domestic sales by the Company of Caterpillar branded products, an increase of $43,000 in travel and entertainment expense and a $44,000 increase in sample expense related to the development of new Caterpillar branded product lines, which were only partially offset by the decrease of $120,000 in shipping expense resulting from the decrease in trade sales. General and administrative expenses increased by $.24 million to $1.85 million, or 12.5% of net trade sales during the nine months ended September 30, 1996, from $1.61 million, or 10.1% of net trade sales, for the nine months ended September 30, 1995. This increase was primarily due to an increase of $98,000 in payroll and related fringe benefits and a change in accounting procedure to inclusion in general and administrative expense of certain insurance and postage of $56,000, rather than in cost of goods sold as was done in 1995 and an increase of $41,000 costs associated with being a public Company.

         During the nine months ended September 30, 1996 the Company accrued or incurred an aggregate of $1.40 million of restructuring and litigation costs in connection with the Caterpillar litigation which included costs such as legal and professional, impairment write-downs, plant shutdown costs, employee termination costs, other costs related to foreign operations and other related costs.

         The Company's interest expense for the nine months ended September 30, 1996, decreased to $.54 million, or 3.6% of net trade sales, as compared with $.59 million, or 3.7% of net trade sales, for the nine months ended September 30, 1995. This decrease resulted from the decrease in inventory which led to decreased borrowings for the period.

         At December 31, 1995, the Company recorded a net deferred tax asset of $220,568 relating to expected future utilization of its net operating loss carryforwards and for the tax effects of certain timing differences. The Company continued to recognize a credit income tax provision relating to operating losses for the first two quarters of 1996. The Company is not currently able to determine that future utilization of loss carryforwards is more likely than not and, therefore, has established a valuation allowance equal to the amount of the net deferred tax asset previously recorded.

         As a result of the foregoing, the Company's net loss for the nine months ended September 30, 1996, increased to $3,277,965 from a net loss of $164,936 for the nine months ended September 30, 1995.


Liquidity and Capital Resources

         The Company has financed its growth primarily with borrowings under its line of credit and, since the consummation of its initial public offering, with the proceeds of such offering. Cash provided by operating activities increased to $.15 million during the nine months ended September 30, 1996, as compared with cash used in operating activities of $7.5 million in the nine months ended September 30, 1995. During the first half of each year, the Company typically experiences negative cash flow from operations due to the build-up of inventory in preparation for increased sales volume in the second half of each year. During 1996 in accordance with managements plans to reduce inventory, however, certain plants were partially shutdown during the first quarter resulting in the decrease of cash used in operating activities. See "--Seasonality."

         At September 30, 1996, and September 30, 1995, working capital was approximately $1.9 million and $14.0 million, respectively. This decrease resulted primarily from the reclassification of the Company's line of credit with Mercantile Business Credit Inc. ("MBCI") as current debt and reductions in inventory and accounts receivable. Working capital may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

         At September 30, 1996, the Company had a $9 million line of credit with MBCI, with borrowing levels based upon a specified percentage of eligible accounts receivable and inventories. The amount outstanding under the credit line as of September 30, 1996, and September 30, 1995, was $7.0 million, and $8.7 million respectively. The line of credit bore interest at the MBCI prime rate plus a premium interest factor. This premium interest factor varied from
1.5 to 2.0 percent, based upon the Company's leverage ratio. MBCI has amended the loan agreement, retroactive to February 16, 1995, to provide for interest at the MBCI prime rate plus a premium interest factor of 0.75 percent. If the Company's pre-tax net income for the twelve month period ending on December 31, 1996, is at least $1.5 million, no premium interest will be charged for 1997. If the Company's pre-tax net income for the twelve month periods ending 1996 is not at least $1.5 million respectively, the premium interest factor will remain at
0.75 percent. The line of credit also permits overadvances for up to 120 days per year, peaking at $.5 million. The overadvance portion of the line of credit has an interest rate equal to the prime rate as published by MBCI plus an interest premium factor of 1.75. The line of credit is secured by the Company's accounts receivable, inventory, property and equipment and general intangibles and matures on September 30, 1997 with one year renewals. The Company believes that at such time it will be able to renew such line of credit or obtain similar working capital financing from a similar institution.

         At September 30, 1996, the Company classified all of the debt under the MBCI line of credit as current maturity due to the scheduled maturity of the line credit on September 30, 1997. Additionally, the Company was not in compliance with certain financial loan covenants under the MBCI line of credit. The Company will enter into discussions with the lender concerning the renewal of such line for a long term period and the formal waiver of such noncompliance, in the event of such renewal and waiver, such debt would be reclassified as long term debt.

Capital Expenditures

         Capital expenditures totaled $413,959 for the nine months ended September 30, 1996. These expenditures consisted primarily of purchases of computer related equipment.


Intangible Assets

         In 1995, the Company purchased the Big Smith trademark for the seven countries in Europe in which the Company did not previously have trademark rights for an aggregate purchase price of $500,000, payable over four years.

Seasonality

         The Company's sales are generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to an increase in sales of winter weight garments, which sell at higher prices, combined with continued sales of regular weight garments. This seasonality has a significant impact on the cash flow of the Company since the Company's inventory levels typically tend to increase during the first half of the year in preparation for anticipated higher sales levels in the second half of the year. See"- Liquidity and Capital Resources."

Forward Looking Statements

         Certain statements contained in this discussion may be deemed forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the status of relations between the Company and its primary licensors, customers, licensees, and distributors, unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-KSB for the year ended December 31, 1995. See "Part II -- Other Information Item 1. Legal Proceedings."

                                     PART II


                                OTHER INFORMATION


Item 1. Legal Proceedings.

         On June 25, 1996, Big Smith Global Ltd. ("BSG"), a wholly owned subsidiary of the Company, holding the rights to the Company's agreement with Caterpillar, Inc. ("Caterpillar") licensing the use by the Company of the Caterpillar and related trademarks, received a purported notice of termination of the Agreement, citing purported violations of the Agreement. On July 11, 1996, the Company received from the High Court of Justice, Chancery Division, London, England, preliminary injunctive relief under section 21 of the Trade Mark Act of 1994 of the United Kingdom barring Caterpillar from threatening the Company's international distributors with trademark infringement based on the purported termination.

         On July 9, 1996, the Company was served with a summons and complaint naming it, BSG and S. Peter Lebowitz, the Company's CEO, defendants in a suit by Caterpillar in the U.S. District Court for the Central District Court of Illinois (the "District Court"). In its complaint, Caterpillar seeks declaratory judgment that its purported termination of the Agreement was proper. Based upon such purported termination, Caterpillar also alleges trademark infringement, unfair competition, false advertising, and breach of contract, and seeks injunctive relief and unspecified damages.

         On July 18, 1996, Caterpillar filed an emergency motion for summary judgment seeking a determination that the Agreement had been properly terminated. The defendants have filed responsive pleadings. On July 26, 1996, the defendants filed an answer to the summons and complaint stating affirmative defenses of failure to assert a claim, waiver, amendment, promissory estoppel, equitable estoppel, laches, failure to provide an opportunity to cure, unclean hands and misuse, and counterclaims for breach of contract, tortious interference with contractual relations, interference with prospective business relations, conspiracy, commercial disparagement and breach of franchise agreement. S. Peter Lebowitz also filed an additional motion to dismiss for failure to state a claim against him in his individual capacity. On July 29, 1996, the Company filed a motion for a preliminary injunction against Caterpillar's purported termination of the Agreement.

         On August 19, 1996, the District Court entered an order (the "August 19th Order") denying the Company's motion for a preliminary injunction and granting Caterpillar's motion for summary judgment on the grounds that the Company had breached the Agreement by failing to obtain certain agreements from manufacturers producing Caterpillar branded apparel as was required under the Agreement, and that the Agreement permitted Caterpillar to terminate based upon such breach regardless of whether or not it was material. On September 24, 1996, the District Court denied the Defendant's request for reconsideration.

         On September 24, 1996, the District Court certified for appeal the question of whether Illinois common law has a "good cause" requirement for terminating a franchise agreement that meets the definition of a franchise under Illinois law, but does not involve a franchise located in the State of Illinois and stayed further action in the pending litigation until the Court of Appeals rules on the certified question. On October 4, 1996, the Defendants filed a Petition for Permission to Appeal with the Seventh Circuit Court of Appeals, and on October 15, 1996, Caterpillar filed a response to such petition.

         Provided a favorable outcome is obtained in the Court of Appeals, the defendants intend to press their claim that Illinois common law barred Caterpillar from terminating the Agreement based upon immaterial breaches by the Company. To date, the Court of Appeals has not ruled on whether it will hear the appeal. Regardless of whether the results of the appeal are favorable, the Company has additional claims against Caterpillar which it intends to pursue.

         There can be no assurance, however, that the outcome will be favorable to the Company and that the Agreement will be preserved, and if the outcome is not favorable such outcome could have a material adverse effect on the financial condition of the Company.

Item 2.           Changes in Securities.
                  None.

Item 3.           Defaults Upon Senior Securities.
                  None.

Item 4.           Submission of Matters to a Vote of Security-Holders.
                  None.

Item 5.           Other Information.
                  None.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)
                                  EXHIBIT TABLE

                  Exhibit
                  No.                     Description
                  ---                     -----------

                  3(a)       Form of Restated Certificate of Incorporation.
                  (b)        By-laws.
                  4(a)       Form of Common Stock Purchase Warrant.
                  (b)        Form of Warrant Agreement.



         (b) No reports on Form 8-K have been filed during the quarter for which report is being filed.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIG SMITH BRANDS, INC.
                                                           Registrant



Date:  November 19, 1996                           /s/ Terry L. Dober
                                                   -------------------------
                                                   Terry L. Dober
                                                   Vice President of Finance
                                                   (Principal Accounting
                                                   and Financial Officer)

                                                   EXHIBIT INDEX

                  Exhibit
                  No.                          Description
                  ---                          -----------

                  3(a)          Form of Restated Certificate of Incorporaton*
                  (b)           By-laws.*
                  4(a)          Form of Common Stock Purchase Warrant.*
                  (b)           Form of Warrant Agreement.*




--------------------------

* Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").