Form 10KSB
period 1996-12-31
BIG SMITH BRANDS INC
filed 1997-04-15
CIK 931688

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


 [x]   ANNUAL REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 1996

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                          COMMISSION FILE NO.: 01-13470

                             BIG SMITH BRANDS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Delaware                                           13-3005371
-------------------------------                          -------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


7100 West Camino Real, Suite 201, Boca Raton, Florida           33433
-----------------------------------------------------           -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

Issuer's telephone number: (561) 367-8283

Securities registered under Section 12(b) of the Exchange Act:
                                                        Name of Each Exchange
Title of Classes                                        on Which Registered


Common Stock, $.01 par value                            Pacific Stock Exchange
Common Stock Purchase Warrants                          Nasdaq SmallCap Market



Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $23,103,145.

         As of March 31, 1997, Registrant had 3,930,000 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $7,575,625 (based on the average of the reported high and low sales prices on NASDAQ on such date).


         Transitional Small Business Disclosure Format (check one):

Yes   No X

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         The Company is an apparel company which has been engaged since 1985 primarily in the manufacture and sale of quality work apparel ("workwear") under its own brand names Big Smith, Smith Mountain Classics, Big Smith Vintage and Big Smith Kids. In addition, the Company manufactures and sells workwear to mass merchandisers for sale under their private labels. From January 1, 1991 through January 12, 1997, the Company sold products under the licensed brand names Caterpillar and Cat, which sales ceased due to a license dispute and purported
termination  by   Caterpillar,   Inc.   ("Caterpillar").   See  "Item  3.  Legal
Proceedings."

         As a result of its dispute with Caterpillar, the Company has reevaluated its direction and has determined to refocus its efforts on development of its Company-owned brands, including primarily Big Smith and its related brands. The Company believes that it can significantly increase its domestic and international market share for this brand. In particular, the recent announcement by Osh Kosh B'Gosh, Inc., a leading manufacturer of men's workwear that it intends to cease to manufacture its workwear products in the United States opens to competition a significant share of the market through workwear retailers in the American heartland who favor "Made in the USA" labels.

         The Company has begun to implement its new strategic focus by retaining John Bagdasian as the new Vice President and General Manager of the Big Smith Sportswear division as of April 1, 1997. Mr. Bagdasian has over 20 years of experience in the apparel industry. Additionally, during the latter portion of 1996 and the beginning of 1997 the Company has established relationships with 15 new domestic independent sales representatives who will sell the Company's branded workwear lines, raising the total number of such representatives to 21, and has begun to plan the roll-out of a significant new line under the Big Smith label in 1997. See "-Employees" and "-Products."

         Workwear has been produced in the United States under the Big Smith label since 1916. The Company was organized in 1980 as a Delaware corporation and in 1985 acquired certain assets of Smith Brothers Manufacturing Company, including the rights to Big Smith and related trade names. The Company's product line is built around its flagship overalls, jeans and jackets, substantially all of which are made in the United States. The Company's workwear products require relatively few changes in design and styling from year to year and, with the exception of insulated products sold for the fall and winter retail season, are generally sold throughout the year. The Company's products are generally sold at moderate prices through mass merchandisers, including Wal-Mart, Sears and J.C. Penney, primarily in the American heartland. In all, the Company's products are sold to approximately 850 customers who re-market the products through approximately 4,200 retail stores.

         The Company experienced increased revenues in 1996, despite the purported termination of the Caterpillar license, primarily as a result of its development early in the year of the international market for Caterpillar branded products and the liquidation late in the year of its Caterpillar branded products inventory. The Company's export sales increased to $4.61 million in 1996 from $2.61 million in 1995. The Company's net royalty income, primarily from its activities abroad, increased to $1.30 million in 1996 from $1.12 million in 1995. As of December 31, 1996 $1.76 million of the Company's receivables in respect of its export sales and royalty income remained uncollected. In order to fund its cash needs while such payments remain delinquent, on April 2, 1997 the Company completed a Regulation S placement of $1.7 million in principal amount of its 6% Convertible Debentures. See "Item 5. Market for the Company's Common Equity and Related Stockholder Matters."

PRODUCTS

         The Company's line of workwear currently includes overalls, coveralls, quilted coats, industrial jeans, denim jeans and jackets, vests, aprons, dungarees, shirts, tee shirts and caps, all for adults. The Company also manufactures children's wear, including overalls, jeans, vests, jackets, tee shirts and caps. Substantially all of the Company's branded products are manufactured in the United States from American made fabrics typically employing processes designed to produce sturdy, high-quality, long-lasting garments.

         The production of workwear involves relatively few changes in design and styling from year to year. The Company's fall and winter line differs from its spring and summer line primarily in that the fall and winter products are quilted and insulated while the spring and summer products are not. Items in each line sell at retail in the $15 to $35 range except for coats and insulated overalls, which sell at retail in the $50 to $75 range. The higher prices of the insulated products in its fall and winter line have historically resulted in the Company recognizing higher gross sales and higher margins during the second half of its fiscal year.

         During 1996 the Company discontinued its sales of private label products to Kmart and as of December 31, 1996 the Company had no inventory on hand or open orders for such products from Kmart. Additionally, the Company has discontinued its sales of Caterpillar branded products. See "- General" and "Item 3. Legal Proceedings." The Company has also begun to plan the roll-out of a significant new line under the Big Smith label in 1997.

WAREHOUSING AND DISTRIBUTION

         Virtually all of the Company's workwear, whether manufactured by the Company or by a contractor, is stored in the Company's finished goods warehouses located in Carthage, Missouri, and Miami, Oklahoma. All of the Company's workwear is distributed from its finished goods warehouses.

         All of the Company's domestic products are distributed by truck from its warehouses. Substantially all deliveries to customers are made by common carriers with whom the Company has long-standing relationships. The Company either has contracts with these carriers or ships collect per customer-supplied routing guides.

COMPETITION

         The apparel industry, including the workwear market, is fragmented and highly competitive. The Company competes with a large number of domestic and foreign manufacturers in all of its product markets. Some of the Company's competitors have financial resources, sales organizations and manufacturing capacity considerably larger than those of the Company. Among its largest competitors are Carhartt Corp., Williamson-Dickie Manufacturing Company, Inc., Osh Kosh B'Gosh, Inc., and Walls Holding Corp. Competition is generally in terms of quality, price, service and style. The Company's principal means of meeting competition are high-quality workmanship and materials, a strong fundamental product offered at a moderate price, maintaining what the Company believes is its reputation as one of the most reliable suppliers in the market, a sales organization trained to assist customers in merchandise planning and the prominence of its labels. The Company has historically sought to adjust its product mix and markets to the demands of its customers, rather than attempting to establish consumer trends or to design in anticipation of short-term market fads.

         The Company believes that the recently announced decision of Osh Kosh B'Gosh, Inc. that it intends to cease to manufacture its workwear products in the United States opens to competition a significant share of the market through workwear retailers in the American heartland who favor "Made in the USA" labels.

MANUFACTURING AND SOURCING

         The Company purchases raw materials, consisting mainly of piece goods made from cotton, synthetics and blends of cotton and synthetics, from a number of textile mills and converters. Thread, zippers, brass snaps and buttons, labels, boxes and trim are purchased from a number of suppliers. No single supplier of raw materials is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exists should the Company need to secure additional or replacement raw materials. The Company has no long-term contracts with any of its suppliers. Approximately 88% of the Company's fabric requirements were obtained from five suppliers in fiscal year 1996. The Company has experienced little difficulty in obtaining raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future.

         The Company's manufacturing process consists of four principal operations: the computer-aided design of cutting patterns to minimize fabric waste, the cutting of the fabric, the sewing of cut fabric into complete garments, and the affixing of brass snaps and fittings. After the Company receives bolts of fabric, it performs substantially all pattern-cutting operations at its own facilities. After the patterns are cut, the fabrics and piece goods are manufactured and assembled at the Company's facilities or sent to one of its contractors for manufacture and assembly. If permanent press or pre-washing is required, the heat treating of the finished garment in a permanent press curing oven or laundering is done by an unaffiliated contractor. Quality control personnel inspect work-in-progress and finished goods during the production process and again upon receipt. Substantially all of the Company's fabrics are inspected upon receipt in the Company's warehouse. Because the Company's strategy is to build on its existing products, all of the apparel manufactured or sourced by the Company is planned and designed through the efforts of its in-house marketing personnel. The Company does not maintain an in-house design team and contracts for more extensive outside design services when necessary.

         The Company from time to time will use outside contractors which receive fabric from the Company and assemble garments to the Company's specifications. Garments assembled by contractors accounted for approximately 15% of the Company's unit production in fiscal year 1996. The Company's design and quality control personnel normally monitor the manufacturing processes at the Company's contractors in order to ensure that they meet Company quality standards. In addition, the Company's quality control program includes on-site inspections of work-in-progress and finished goods during the production process and inspection of finished goods upon receipt. Currently the Company experiences a return rate for poor quality garments of less than 1%.

WHOLESALE OPERATIONS

DOMESTIC

         Most of the Company's products are marketed through various mass merchandisers, including its two largest customers during 1996 and 1995, Wal-Mart and Kmart. Sales to Wal-Mart represented 30.9% and 27.5% and sales to Kmart represented 7.3% and 37.9% of the Company's net trade sales for the years ended December 31, 1996 and 1995, respectively. The Company's relationship with these market leaders has given it wide access to the U.S. market and stable sources of sales. The Company is not currently doing business with Kmart.

         The Company is integrated into the program purchasing of certain mass merchandisers, whereby it is informed at the beginning or just prior to the beginning of each calendar year of the minimum purchases to be made by the customer during that calendar year, and informed weekly of updated delivery schedules and locations. This system permits the Company to anticipate a significant portion of its annual sales and plan and schedule production accordingly.

         The Company's products are also marketed through a large number of independent department stores, farm and fleet stores, buying collectives and army and air force exchanges. The Company estimates that its products were sold in approximately 4,200 stores and 5,000 stores in fiscal year 1996 and fiscal year 1995 respectively.

         Receivables from Wal-mart are typically paid in full between 45 and 60 days from purchase. Receivables from the Company's remaining domestic customers are generally on thirty day terms. The average age of receivables of the Company's domestic customers, at December 31, 1996 was 49.0 days, as compared with an average age of 49.3 days at December 31, 1995.

FOREIGN

         During 1994, the Company established distributorships for its Big Smith branded products in Germany and Japan. During 1996, the Company had distributorships for its Caterpillar branded products in Australia, Austria, Belgium, Canada, the Canary Islands, Cyprus, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Liechtenstein, Macau, the Netherlands, Norway, South Africa, Sweden, Switzerland, Turkey and the United Kingdom. The distributorships for Caterpillar branded products were terminated with the discontinuance by the Company of its sales of Caterpillar branded products. See "- General" and "Item 3. Legal Proceedings." The distributorship agreements generally grant the distributor the exclusive right to market workwear items under the trademarks in the territory in consideration of purchases or the payment of royalties or commissions on the sales of distributed goods and may be terminated by the Company if the distributor fails to meet any year's annual minimum net purchase.

         Approximately two years ago the Company began to implement a corporate strategy designed to convert the Company from a workwear manufacturing company exclusively based and operated in the United States to a multi-brand, regionally conceived, designed and sourced global producer and marketer of both workwear and industrial designed fashion. In November 1995, the Company formed Big Smith Global Limited, a wholly owned subsidiary under the laws of England and Wales. During the remainder of 1995 and 1996, Big Smith Global Limited conducted most of the Company's international licensing and sales activity, primarily for Caterpillar branded products. The Company anticipates Big Smith Global Limited continuing to supervise and administer the design, manufacture, sales and marketing of all brands and labels owned or controlled by the Company outside of the United States. The Company intends to license the foreign rights to Big Smith and related trademarks to other manufacturers of workwear and industrially inspired fashion of various designs.

RETAIL OPERATIONS

         The Company maintains retail outlets at each of its manufacturing locations. The retail outlets sell both first and second quality merchandise to the local communities of which the Company is a part. The Company's four retail outlets had net sales of approximately $772,000 for the year ended December 31, 1996 and the Company's three retail outlets then open had net sales of approximately $562,000 for the year ended December 31, 1995.

TRADEMARKS AND LICENSES

         Branded products play a central role in the Company's strategy. In addition to the Big Smith label, which has been used on workwear since 1916, the Company has begun producing goods under Smith Mountain Classics and Big Smith Vintage labels and has discontinued operations under labels of other manufacturers, including Caterpillar, Wolverine and other related trademarks on workwear. In December 1996 the Company terminated its Wolverine license by agreement with Wolverine Worldwide.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 221 people on a full-time basis, including 21 employees in administration and accounting, 4 employees in marketing and sales, and 196 employees in manufacturing. The
Company also employed 11 part-time employees and 18 independent sales representatives. Approximately 85% of its employees are paid on a piecework basis and the balance are hourly-paid or salaried.

         The Company has never experienced a material work stoppage or slowdown due to labor disagreements. The Company believes that its relations with all employees are satisfactory. None of the employees are covered by a collective bargaining agreement. The manufacturing employees are non-unionized pieceworkers with an approximate average tenure of five years. The Company provides a benefits package to all of its full-time employees, including health insurance, paid holidays and vacations.

ITEM 2.  DESCRIPTION OF PROPERTY.

FACILITIES

         The Company owns or leases three clothing plants aggregating approximately 244,000 square feet of floor space, including approximately 115,000 square feet of warehouse floor space. The Company's principal executive offices are located in the principal plant in Carthage, Missouri and in Boca Raton, Florida. The following table sets forth certain information concerning each of the Company's facilities.

PROPERTIES OWNED

LOCATION                 FLOOR SPACE                        PRINCIPAL USES
                        (SQUARE FEET)

Carthage, Missouri         153,500                          Manufacturing,
                                                        warehousing, retail,
                                                       administrative offices
                                                       and distribution center

PROPERTIES LEASED

LOCATION                 FLOOR SPACE     LEASE              PRINCIPAL
                        (SQUARE FEET)    EXPIRES              USES

Carthage, Missouri          10,000       Monthly (a)       Warehousing

Garnett, Kansas             1,000        9/15/97 (b)         Retail



Monett, Missouri            60,000       7/31/97 (c)      Manufacturing
(2 locations)                3,000       9/23/97             Retail

Miami, Oklahoma             30,000       8/31/97 (d)      Manufacturing
(3 locations)               16,000       5/31/97 (e)       Warehousing
                             3,000       1/31/98             Retail


Boca Raton, Florida         1,025        6/30/98          Office Space



  (a)  The Company currently leases this facility on a month-to-month basis.
  (b)  Renewable every six months at the Company's option.
  (c)  The Company terminated manufacturing at this location.
  (d)  The lease is renewable for four one year options at the Company's option.
  (e)  The lease is renewable for five one year options at the Company's option.

         The Monett and Garnett plants were closed in November 1996 in connection with the Company's ceasing to sell Caterpillar branded products. The expenses associated with these plants were accrued as restructuring charges and charged to operating expenses in 1996.

         All of the Company's facilities are of brick or block construction, have sprinklers throughout, and have been well-maintained and are adequate for their present uses.

         The Company uses outside contractors for portions of its current production. See "Description of Business--Manufacturing and Sourcing."

         Depending on the demand for the Company's products, the Company may acquire additional facilities or expand its existing facilities. However, the nature, financing and timing of any acquisitions or expansions have not yet been determined.

         Substantially all of the machinery and equipment used by the Company in its manufacturing operations is either owned or subject to lease purchase arrangements. The Company's machinery and equipment are well-maintained and adequate for its present uses.


ITEM 3.  LEGAL PROCEEDINGS.

CATERPILLAR LITIGATION

         On June 25, 1996, Big Smith Global Ltd. ("BSG"), a wholly owned subsidiary of the Company holding the rights to the Company's agreement with Caterpillar licensing the use by the Company of the Caterpillar and related trademarks, received a purported notice of termination of the Agreement, citing purported violations of the Agreement. On July 11, 1996, the Company received from the High Court of Justice, Chancery Division, London, England, preliminary injunctive relief under section 21 of the Trade Mark Act of 1994 of the United Kingdom barring Caterpillar from threatening the Company's international distributors with trademark infringement based on the purported termination.

         On July 9, 1996, the Company was served with a summons and complaint naming it, BSG and S. Peter Lebowitz, the Company's CEO, defendants in a suit by Caterpillar in the U.S. District Court for the Central District Court of Illinois (the "District Court"). In its complaint, Caterpillar sought declaratory judgment that its purported termination of the Agreement was proper. Based upon such purported termination, Caterpillar also alleges trademark infringement, unfair competition, false advertising, and breach of contract, and seeks injunctive relief and unspecified damages.

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

         On August 26, 1996, Caterpillar filed responses to the Company's counterclaims. On August 28, 1996, the District Court granted in part Mr. Lebowitz's motion and dismissed him from the breach of contract and declaratory judgment counts of the complaint.

         On September 3, 1996, the Company moved for reconsideration or in the alternative, certification to the United States Court of Appeals for the Seventh Circuit of the August 19th Order granting Caterpillar summary judgment. On September 24, 1996, the District Court Certified for appeal the question of whether Illinois common law has a "good cause" requirement for terminating a franchise agreement that meets the definition of a franchise under Illinois law, but does not involve a franchise located in the State of Illinois and stayed further action in the pending litigation until the Count of Appeals rules on the certified question. On October 4, 1996, the Defendants filed a Petition for Permission to Appeal with the Seventh Circuit Court of Appeals (the "Court of Appeals"), and on October 15, 1996, Caterpillar filed a response to such petition. On December 6, 1996, the Court of Appeals denied the Petition for Permission to Appeal.

         The Company is currently awaiting a discovery scheduling conference on April 17, 1997 and expects the case to move to discovery.

         There can be no assurance that the outcome of this litigation will be favorable to the Company, that the Company's defenses to the claims against it will be vindicated or that any of its counterclaims will be found to be valid. If the outcome of the litigation is not favorable, such outcome could have a material adverse effect on the financial condition of the Company.

OTHER LITIGATION

         The Company is involved in litigation with a number of its foreign distributors in connection with their refusal to pay royalties the Company believes to be due in respect of sales by such distributors of Caterpillar branded products prior to the Company's ceasing to sell such products. Additionally, certain distributors have made claims against the Company relating to the effects of the purported termination of the Caterpillar license on their arrangements with the Company. A summary of these actions follows.

         On December 11, 1996, BSG filed suit in the UK High Court against The Big Yellow Corporation Limited ("Big Yellow") seeking to collect unpaid royalties of approximately 500,000 British pounds together with interest. The Company believes that following filing of the suit additional royalties in an amount of approximately 180,000 British pounds have become due and owing. Big Yellow has filed a counterclaim against BSG and the Company alleging quantifiable damages of approximately 18.15 million British pounds and unquantifiable damages for breach of contract, interest and indemnity in respect of potential claims by Caterpillar. On April 3, 1997, BSG amended its Statement of Claim to include allegations of damages for breach of contract against Big Yellow.

         On January 6, 1997, All American filed suit against BSG in the UK High Count seeking damages for breach of contract and interference with contractual relations and interest. All American has not yet specified its damages. On March 19, 1997, All American indicated through its attorneys that the suit will be withdrawn.

         On March 20, 1997, the Company and BSG filed suit against All American in the Commercial Court of Paris, France seeking recovery of approximately $133,000 of accounts receivable it believes are due and owing. A hearing on a summary judgment motion is currently scheduled for May 22, 1997. The defendant has indicated its interest in settling this action, and the Company is currently engaged in settlement discussions with the defendant.

         The Company has engaged in discussions with Selected Brands Shoe Company in seeking recovery of at least $73,000 of accounts receivable it believes are due and owing and with Fashion Fever CC seeking recovery of an as yet undetermined amount of royalties it believes are due and owing. These discussions are preliminary to filing collection actions if the amounts due from these parties are not settled in such discussions.

         Although the Company's international attorney's have advised the Company that it has valid claims in these actions for royalties owing, there can be no assurance that the outcome of these litigations or of any of them will be, on net favorable to the Company. Additionally, the Company believes that the outcome of these actions, and particularly with respect to any claims against it in these actions, may depend, in part, on the outcome of the Caterpillar litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY

                        AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock and Warrants have been quoted on the Nasdaq Stock Market's Small-Cap Market ("Nasdaq") under the symbols BSBI and BSBIW, and the Pacific Stock Exchange under the symbols BSM TT and BSM WS TT, since April 19, 1995.

         The following table sets forth the high and low trading range prices for the Common Stock and Warrants, as quoted on Nasdaq, for the periods indicated. The quotes represent interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                                Common Stock       Warrants(1)
Fiscal Year Ending December 31, 1995 (2)
Quarter ended June 30, 1995................  5 3/4    4  1/2    2 1/8   1  3/8
Quarter ended September 30, 1995......       5 1/2    4  1/4    2 1/8   1  1/8
Quarter ended December 31, 1995.......       5 3/8    4  1/4    1 5/8   1
Fiscal Year Ending December 31, 1996
Quarter ended March 31, 1996.............    4 19/32  2  1/8    1 3/64     5/16
Quarter ended June 30, 1996................  3 1/8    2           9/16     1/8
Quarter ended September 30, 1996......       3 1/4    1  1/4      7/16     3/32
Quarter ended December 31, 1996.......       3 1/8    2  1/8      9/32     1/8

    (1) Each of the Warrants entitles the holder to purchase one share of Common Stock, par value $.01 per share until February 8, 1998 at an exercise price of $4.60 per share, subject to certain adjustments.

    (2) The Company's Common Stock and Warrants were first traded on Nasdaq's Small-Cap Market and the Pacific Stock Exchange on April 19, 1995.

         On April 2, 1997, the Company closed an offshore placement (the "Placement") of $1,700,000 of its 6% Convertible Preferred Debentures due March 31, 2000 ("Debentures") to a single accredited investor. Beginning 45 days after such closing, the Debentures will be convertible into Common Stock of the Company at a conversion ratio of one share for the lesser of (i) $2.80 or (ii) 70% (or 67.5% if converted more than 100 days from the closing of the offering) of the Market Price (as defined in the Debentures) of the Common Stock on the conversion date. The Company has agreed to redeem outstanding Debentures at 148% of their initial principal amount if required to do so by any applicable law, rule, or regulation of any regulatory body, securities exchange or trading market.

         Goodbody International, Inc. served as introducing agent in connection with such placement and received in consideration of it services $255,000 and warrants to purchase 100,000 shares of Common Stock of the Company, exercisable at $2.00 per share, subject to adjustment at any time prior to March 31, 2002, subject to adjustment based upon the bid price of the Company's common stock for the five trading days ending on each anniversary of the date of issuance of the warrants.

         The Placement was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof, and pursuant to Regulation S promulgated under the Act. The Company is a reporting issuer, offering restrictions were implemented in connection with the Placement. The purchaser represented that it was an accredited non-U.S. Person not acting for the account or benefit of a U.S. person and that it had received adequate information about the Company, and made other customary representations and covenants under Regulation S.

DIVIDENDS

         Prior to its IPO in February 1995, the Company declared and paid dividend of $100,000 ($0.05 per share) to Peter Lebowitz, then the Company's sole shareholder. The Company did not declare or pay any dividends in 1996. The Company intends to retain any future earnings that may be generated from operations to help finance the operations and expansion of the Company and accordingly does not plan to pay cash dividends to holders of the Common Stock during the reasonably foreseeable future. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The discussion and analysis set forth below is for the years ended December 31, 1996 and December 31, 1995 and it should be read in conjunction with the Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-KSB.

         The Company's viability as a going concern is dependent upon the successful refinancing of its principal line of credit, which expires on June 30, 1997 and its meeting its liquidity needs prior to such date, which needs could exceed the amount of borrowings available under the existing agreement. The Company is taking several steps to obtain additional sources of liquidity and provide for longer-term lending arrangements. The Company has received several proposals from lenders of national repute relating to lending arrangements which would provide for term loans secured by property, equipment and other long-lived assets; collateralized borrowings against accounts receivable and inventory; and additional working capital lines of credit. The proposals are each subject to the lender's successful completion of its due diligence following acceptance of the proposal by the Company. Management anticipates the Company accepting one of the several proposals during the week of April 14, 1997, although there can be no assurance that an acceptance will occur during such period. The Company currently believes that the new arrangements may be completed within thirty days after a lender's successful completion of its due diligence.

         The Company has also initiated proceedings to collect certain significant delinquent accounts receivable from its foreign licensees and distributors. See "Item 3. Legal Proceedings." Additionally, on April 2, 1997, the Company closed a placement of $1.7 million of Debentures with an offshore investor. See "-Liquidity and Capital Resource" and "Item 5. Market for the Company's Common Equity and Related Stockholder Matters."

         The Company believes that its business is seasonal and has historically experienced and expects to continue to experience lower revenues and net income in the first half of each fiscal year (primarily January through April) as compared to the second half of its fiscal year. The seasonality is due in part to the general decrease in sales in the apparel industry following the Christmas season as well as the increase in sales of the Company's winter weight garments, which sell at higher prices, and back-to-school clothes during the months of August through November. In addition, the Company's quarterly results may fluctuate depending upon, among other things, the timing of delivery of large orders and the introduction of new product lines or additional labels. See "--Seasonality." During 1995 the Company elected to be treated as an S corporation for tax purposes under the Internal Revenue Code. As a result, the net income (loss) of the Company was taxed, for federal (and some state) corporate income tax purposes, directly to the Company's stockholders and not to the Company during this period in 1995.

         The following discussion and analysis should be read in conjunction with the Company's financial statements appearing elsewhere in this report.

RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

         Net sales, excluding net royalties, for the year ended December 31, 1996 increased by $.31 million, or 1.4%, to $21.80 million from $21.49 million for the year ended December 31, 1995. Net sales for fiscal year 1996 for Caterpillar branded products, Big Smith and other branded products, and private label products were $8.21 million, $11.26 million and $2.33 million, respectively, as compared to $3.41 million, $10.10 million and $7.98 million, respectively, for fiscal year 1995. The increase was due to a $4.80 million increase in sales of Caterpillar branded goods, principally due to the liquidation of $2.0 million inventory of

Caterpillar branded goods late in fiscal year 1996, increased sales to European markets and an increase in the Company's Big Smith and other branded products sales of $1.13 million, which were only partially offset by a decrease in private label sales of $5.65 million which resulted primarily from the discontinuance of private label sales to Kmart. Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad for the year ended December 31, 1996 increased to $1.30 million as compared with net royalties for the year ended December 31, 1995 of $1.12 million. The Company has discontinued such manufacture and sales during 1997. See "Item 1. "Description of Business - General."

         Gross profit, excluding that from net royalties for the year ended December 31, 1996 was $1.96 million, or 9% of net trade sales, compared to $3.18 million, or 14.8% of net trade sales, for the year ended December 31, 1995. This decrease was primarily due to an $817,000 write-down of inventory in connection with the anticipated discontinuance of sales of the Company's Caterpillar branded products, an increase of approximately $451,000 in sales of close outs and irregulars at approximately $403,000 below cost and unabsorbed overhead of approximately $224,000 related to partial plant shutdowns to facilitate the reduction of certain categories of the Company's inventory during the first quarter of 1996.

         Selling expenses increased by $.08 million to $1.97 million, or 9.0% of net trade sales, for the year ended December 31, 1996, from $1.89 million, or 8.8% of net trade sales, for the year ended December 31, 1995. The increase in selling expenses resulted principally from an increase of $273,000 in royalty expense reflecting increased sales of Caterpillar branded products, an increase of $34,000 in sample expense related to the development of new Caterpillar branded product lines, which were only partially offset by a $196,000 decrease in shipping expenses resulting primarily from the decreased production abroad of private label products for sale to Kmart and a $30,000 decrease in travel and entertainment expenses. General and administrative expenses were $2.55 million, or 11.7% of net trade sales during the year ended December 31, 1996, compared with $2.26 million, or 10.5% of net trade sales, for the year ended December 31, 1995. The increase in general and administrative expenses was primarily due to an increase of $101,000 in professional fees, consulting fees, and other costs associated with being a public company, an increase in bank charges of $41,000, a loan fee related to an amendment to the loan agreement, and an increase in bad debt expense of $90,000 primarily related to the foreign receivables.

         During the twelve months ended December 31, 1996, the Company accrued or incurred an aggregate of $1.71 million of restructuring and litigation costs in connection with the Caterpillar litigation which included costs such as legal and professional, impairment write- downs, plant shutdown costs, employee termination costs, other costs related to foreign operations and other related costs. See "Item 3. Legal Proceedings."

         The Company's interest expense for the year ended December 31, 1996 decreased to $760,000, or 3.5% of net trade sales, from $791,000, or 3.7% of net trade sales, for the year ended December 31, 1995. This decrease resulted primarily from the decrease in inventory which led to decreased borrowings during the year ended December 31, 1996.

         As a result of the foregoing, the Company's net loss for the year ended December 31, 1996 increased to $3,944,810 or 18.1% of net trade sales from $425,305 or 2.0% of net trade sales for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's viability as a going concern is dependent upon the successful refinancing of its principal line of credit, which expires on June 30, 1997 and its meeting its liquidity needs prior to such date, which needs could exceed the amount of borrowings available under the existing agreement. The Company is taking several steps to obtain additional sources of liquidity and provide for longer-term lending arrangements. The Company has received several proposals from lenders of national repute relating to lending arrangements which would provide for term loans secured by property, equipment and other long-lived assets; collateralized borrowings against accounts receivable and inventory; and additional working capital lines of credit. The proposals are each subject to the lender's successful completion of its due diligence following acceptance of the proposal by the Company. Management anticipates the Company accepting one of the several proposals during the week of April 14, 1997, although there can be no assurance that an acceptance will occur during such period. The Company currently believes that the new arrangements may be completed within thirty days after a lender's successful completion of its due diligence. The Company has also initiated proceedings to collect certain significant delinquent accounts receivable from its foreign licensees and distributors. See "Item 3. Legal Proceedings." Additionally, on April 2, 1997, the Company closed a placement of $1.7 million of Debentures with an offshore investor. See "-Liquidity and Capital Resource" and "Item 5. Market for the Company's Common Equity and Related Stockholder Matters."

         On April 2, 1997, the Company closed an offshore placement of $1,700,000 of its 6% Convertible Preferred Debentures due March 31, 2000 to a single accredited investor. Beginning 45 days after such closing, the Debentures will be convertible into Common Stock of the Company at a conversion ratio of one share for the lesser of (i) $2.80 or (ii) 70% (or 67.5% if converted more than 100 days from the closing of the offering) of the Market Price (as defined in the Debentures) of the Common Stock on the conversion date). The value of the discount included in the conversion ratio of the Debentures as of the issuance date will be credited to additional paid in capital and the resulting discount on the Debenture will be charged to 1997 operations as imputed interest. The Company has agreed to redeem outstanding Debentures at 148% of their initial principal amount if required to do so by any applicable law, rule, regulation of any regulatory body, securities exchange or trading market.

         Goodbody International, Inc. served as introducing agent in connection with such placement and received in consideration of it services $255,000 and warrants to purchase 100,000 shares of Common Stock of the Company, exercisable at $2.00 per share, subject to adjustment at any time prior to March 31, 2002, subject to adjustment based upon the bid price of the Company's common stock for the five trading days ending on each anniversary of the date of issuance of the warrants.

         The Placement was a private transaction not involving a public offering and was exempt from the registration provisions of the Act, pursuant to Section 4(2) thereof, and pursuant to Regulation S promulgated under the Act. The Company is a reporting issuer, offering restrictions were implemented in connection with the Placement. The purchaser represented that it was an accredited non-U.S. Person not acting for the account or benefit of a U.S. person and that it had received adequate information about the Company, and made other customary representations and covenants under Regulation S.

         The Company has financed its growth primarily with borrowings under its line of credit and since the consummation of its initial public offering, with the proceeds of such offering. Cash provided in operating activities totaled $3.7 million for the twelve months ended December 31, 1996 as compared with cash used in operating activities of $5.3 million for the twelve months ended December 31, 1995. This change reflected primarily decreases in inventory levels resulting from the liquidation of the Caterpillar inventory. The Company typically experiences negative cash flow from operations during the first half of each year due to the build-up of inventory in preparation for increased sales volume in the second half of each year. See "--Seasonality."

         At December 31, 1996 and 1995, working capital was approximately $1.0 million and $9.88 million, respectively. Working capital may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

         At December 31, 1996, the Company had a $9 million line of credit with Mercantile Business Credit Inc. ("MBCI"), with borrowing levels based upon a specified percentage of eligible accounts receivable and inventories. The amount outstanding under the credit line as of December 31, 1996 and 1995 were $3.63 million, and $6.75 million, respectively. The line of credit bore interest at the MBCI prime rate plus a premium interest factor. This premium interest factor varied from 1.5 to 2.0 percent, based upon the Company's leverage ratio. MBCI has amended the loan agreement, retroactive to February 16, 1995, to provide for interest at the MBCI prime rate plus a premium interest factor of 0.75 percent. The line of credit also permits overadvances for up to 120 days per year, peaking at $.5 million. The overadvance portion of the line of credit has an interest rate equal to the prime rate as published by MBCI plus an interest premium factor of 1.75 percent. In addition, the Company must maintain stockholder's equity of at least $6,000,000 at December 31, 1996. The line of credit is secured by the Company's accounts receivable, inventory, property and equipment and general intangibles and matures on June 30, 1997.

         At December 31, 1996 the Company was not in compliance with certain of the loan agreement's financial covenants. The Company is currently taking steps to arrange to repay and replace its line of credit with MBCI. The Company has received several proposals from lenders of national repute relating to lending arrangements which would provide for term loans secured by property, equipment and other long-lived assets; collateralized borrowings against accounts receivable and inventory; and additional working capital lines of credit. The proposals are each subject to the lender's successful completion of its due diligence following acceptance of the proposal by the Company. Management anticipates the Company accepting one of the several proposals during the week of April 14, 1997, although there can be no assurance that an acceptance will occur during such period. The Company currently believes that the new arrangements may be completed within thirty days after a lender's successful completion of its due diligence, and is currently in the process of attempting to arrange a refinancing of its line of credit with MBCI as described above.

CAPITAL EXPENDITURES

         Capital expenditures totaled $514,000 for the twelve months ending December 31, 1996. These expenditures consisted primarily of the purchase of a computer and related equipment.

INTANGIBLE ASSETS

         In 1995, the Company purchased the "Big Smith" trademark in the seven countries in Europe for which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

SEASONALITY

         The Company's sales are generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to an increase in sales of winter weight garments, which sell at higher prices, combined with continued sales of regular weight garments. This seasonality impacts the cash flow of the Company significantly since the Company's inventory levels tend to increase during the summer months in preparation for anticipated higher sales levels in September, October and November.

ITEM 7.  FINANCIAL STATEMENTS.

         See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are:


                                 Year First Elected
Name                       Age       Director        Office
----                       ---       --------        ------

S. Peter Lebowitz          65          1985          Chief Executive Officer,
                                                     President and Director

Raymond Peterson           56           N/A          Senior Vice President,
                                                     Marketing and
                                                     Merchandising

Roger Trier                57           N/A          Vice President, Sales-
                                                     Workwear

Victor C. Delpine          54           N/A          Vice President Operations

Terry L. Dober             40           N/A          Vice President for Finance

Glen Freeman               67          1994          Director

Theodore L. Listerman      73          1995          Director

Julian H. Shaps            71          1995          Director

Jack Schultz               60          1995          Director

Howard Kaplan                  49                    N/A              Secretary



         S. Peter Lebowitz has served as Chief Executive Officer and
President of the Company since 1980. Mr. Lebowitz has been employed full time in the mens' apparel industry for 40 years beginning in 1954 when he joined Hochschild, Kohn & Co., Baltimore, Maryland. Thereafter, he served as a salesman in the Menswear Divisions at The Van Heusen Company and as Vice-President of Big Yank Corporation and Anvil Brands, Inc. From 1971 to 1979, he was Chairman and Chief Executive Officer of Smith Brothers Manufacturing Company, Carthage, Missouri, then the corporate owner of the Big Smith label. In 1980, he founded the Company, and in 1985, the Company acquired certain assets of Smith Brothers Manufacturing Company, including the ownership of the Big Smith label.

         Raymond Peterson joined the Company in 1990 and serves as Senior Vice President for Marketing and Merchandising with responsibility for all sales activities. In 1968, Mr. Peterson joined Smith Brothers Manufacturing Company where he served in various management positions until 1983. From 1984 to 1990, Mr. Peterson was employed in a variety of senior management positions with Osh Kosh B'Gosh, Inc. and Liberty Trouser Company, including service from 1989 to 1990 as Vice President of Sales of Liberty Trouser Company.

         Roger Trier joined the Company in 1994 and has served as Vice President for Sales Operations since December 1996. Prior to joining the Company, Mr. Trier, after a twenty year career in apparel sales which included senior management responsibilities for five years at Williamson-Dickie Manufacturing Company and the last fifteen years at Osh Kosh B'Gosh, Inc. Mr. Trier is the Vice President, Sales-Workwear and is in charge of all domestic workwear sales activities.

         Victor C. Delpine joined the Company in November 1994 and in December 1996 was appointed Vice President of Operations responsible for all sewing plants, scheduling, production control, customer service and the distribution and warehousing center. Mr. Delpine began his career in the apparel industry in 1967 at the Levi Strauss Company and since that time has held a variety of senior manufacturing management positions at the Levi Strauss Company, Walls Industries, Magnetex Corporation, Caravelle Corporation and Jostens Custom Sportswear.

         Terry L. Dober joined the Company in January 1994 as Chief Financial Officer. He was appointed Vice President for Finance in November of 1995. As such, he is responsible for all financial reporting, accounting, internal auditing and related administrative functions. Mr. Dober, a Certified Public Accountant, received a Bachelor's Degree in Business Administration/Accounting from Monmouth College of Monmouth, Illinois in 1979. Mr. Dober has held increasingly responsible financial, administrative, accounting and management positions in a variety of business environments. From November 1989 until December 1993 he served as Controller of Miracle Recreation Equipment Co.

         Glen Freeman was elected a director of the Company in September 1994. Mr. Freeman served as General Manager of the Company since it acquired certain assets of Smith Brothers Manufacturing Company in 1985. Mr. Freeman served as Vice President of Merchandising of Smith Brothers Manufacturing Company from 1969, when it acquired Continental Manufacturing Company, to 1985. From 1945 to 1969, Mr. Freeman was employed by Continental Manufacturing Company. Mr. Freeman has been employed in the workwear industry for 49 years.

         Theodore L. Listerman was elected a director of the Company in January 1995. Mr. Listerman was involved in various aspects of the apparel business for approximately thirty years. Mr. Listerman served in numerous senior management positions at a number of major manufacturers and marketers of men's apparel products. At present Mr. Listerman is a Doctoral candidate at the University of Missouri.

         Julian H. Shaps was elected a director of the Company in January 1995. On November 1, 1980, Mr. Shaps retired from full time business activity after a career that spanned forty years in the sales and merchandising segment of the apparel industry which included approximately twenty five years in various senior management positions at Salant, Inc. and approximately fifteen years as Vice President of Sales and Merchandising at M. Fine & Sons, Inc.

         Jack Schultz was elected a director of the Company in January 1995. Mr. Schultz is an active consultant to the retail industry dealing with assignments that cover a broad range of issues and entities involving virtually all major segments of the retail industry. Prior to his full time entry into the consulting business in April 1993. Mr. Schultz served as President of the National Retail Federation, the largest retail industry trade association in the country.

         Howard Kaplan was elected Secretary of the Company in August 1994. Since 1991, Mr. Kaplan has served as President of Fabric Resources Corporation, a denim jobber, and from 1988 to 1991, he served as Purchasing Agent for the Company. Mr. Kaplan is not currently an employee of the Company.

         All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. The Company's outside directors devote such time as is necessary and customary to attend meetings of the Board of Directors and committees of the Board of Directors and otherwise to perform their duties as directors.

         The Company's officers are elected annually by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. Mr. Lebowitz has entered into employment agreements with the Company. See "Executive Compensation- Employment Arrangements." No familial relationships exist between any directors or officers of the Company.

COMMITTEES

         The Company's Board of Directors has an Audit Committee and an Executive Compensation Committee. Messrs. Glen Freeman and Theodore Listerman serve on the Audit Committee and Messrs. Theodore Listerman, Jack Schultz and Julian Shaps serve on the Executive Compensation Committee. The principal financial personnel to review the results of the annual audit, the Audit Committee also reviews the scope of the annual audit and other services before being undertaken by the Company's auditors and reviews the adequacy and effectiveness of the Company's internal accounting controls. The Executive Compensation Committee administers the Company's 1994 Stock Incentive Plan and makes recommendations to the full Board concerning compensation, including incentive arrangements, for the Company's officers and employees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the following persons failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, for the number of transactions indicated, during fiscal year 1996:

         Mssrs. Freeman, Listerman, Schultz and Shap each failed to file a report during fiscal 1996 in connection with the 10,000 options granted to each of them during such fiscal year. See "Item 10. Executive Compensation - Compensation of Directors."


ITEM 10. EXECUTIVE COMPENSATION.

         Summary Compensation Table. The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994, of the Chief Executive Officer of the Company. No other executive officer of the Company earned over $100,000 during such fiscal years.



================================================================================================================================
                                                    Annual Compensation                         Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                                                                      Other Annual
         Name and           Fiscal       Salary         Bonus         Compensation       Awards Options         All Other
    Principal Position       Year          ($)           ($)             ($)(1)                (#)           Compensation ($)
--------------------------------------------------------------------------------------------------------------------------------
S. Peter Lebowitz-Chief      1996        $300,000         -               $9,973                -                   -
Executive Officer            1995        $250,000         -               $8,700           175,000 (2)              -
                             1994        $300,000         -               $6,600           50,000 (3)               -
================================================================================================================================

         (1) Represents the valuation of certain club membership dues and automobile lease payments of approximately $9,973, $8,700 and $6,600 for 1996, 1995 and 1994, respectively.

         (2) Represents a one-time grant of options in connection with the Company's initial public offering, the vesting of which was contingent upon the Company achieving a certain level of net income during the fiscal year ended December 31, 1995, which level was not achieved.

         (3) Represents a one-time grant of options in connection with the Company's initial public offering, the vesting of which is contingent upon the Company achieving a certain level of net income during the fiscal years ended December 31, 1995 and 1996, which levels were not achieved.

EMPLOYMENT ARRANGEMENTS

         The Company has entered into a three year employment agreement with S. Peter Lebowitz pursuant to which he has agreed to serve as the Company's President and Chief Executive Officer through December 31, 1998, at an annual compensation of $300,000 and an annual bonus of up to $200,000 if the Company achieves a certain specified levels of net income. Such levels were not achieved in 1996. In addition, in 1994, Mr. Lebowitz was granted (i) options to purchase up to 50,000 shares of common stock that would have vested had the Company achieved certain specified levels of net income for fiscal year 1995 and (ii) options to purchase up to 50,000 shares of common stock that would have vested had the Company achieved certain specified levels of net income for fiscal year 1996. Such levels of income were not achieved. In 1995, Mr. Lebowitz was granted options to purchase up to 125,000 shares of Common Stock that would have vested had the Company achieved a certain specified level of net income for fiscal year 1996. Such levels of income were not achieved. All of the options were exercisable at an exercise price equal to 75% of the market price of the Company's common stock at the time the options would have become exercisable.

COMPENSATION OF DIRECTORS

         Non-employee directors of the Company will receive one thousand dollars plus expenses for each meeting of the board that they attend. On June 1, 1995, each director was granted an option under the Company's 1994 Stock Incentive Plan to purchase 15,000 shares of the Company's common stock at an exercise price of $4.00 per share. The directors agreed to defer the award of 10,000 additional options previously promised to them in order to facilitate the grant of the remaining authorized options to a broad group of employees of the Company. During 1996, following the authorization of additional options each director was granted an option to purchase an additional 10,000 shares at an exercise price of $1.00 per share, which grant had an effective date of June 1, 1995. Each grant vests in four substantially equal parts on each of the first four anniversaries of the date of the grant. To the extent the options are unexercised, they expire on the fifth anniversary of the date of the grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 31, 1996, the number of shares of common stock beneficially owned (and the percentage of the Company's common stock) by (i) each person known (based solely on Schedules 13D or 13G filed) to the Company to be the beneficial owner of more than 5% of the common stock, (ii) each director of the Company, (iii) the Named Executive and (iv) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

                                           NUMBER OF SHARES     PERCENTAGE (%)
NAME AND ADDRESS                          BENEFICIALLY OWNED    OF COMMON STOCK
----------------                          ------------------    ---------------

S. Peter Lebowitz                             1,501,000               38.2%
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 201
Boca Raton, Florida  33433

Theresa Lebowitz and Michael S.                 474,000               12.1%
Nelson, Esq. Esq., as trustees (2)
c/o Kramer, Levin, Naftalis  &
Frankel
919 Third Avenue
New York, New York  10022

Glen Freeman  (1)                               12,500                  *
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 201
Boca Raton, Florida 33433

Theodore Listerman  (1)                         12,500                  *
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 201
Boca Raton, Florida 33433


Jack Schultz  (1)(3)                            14,500                  *
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 201
Boca Raton, Florida 33433


Julian Shaps  (1)                               12,500                  *
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 201
Boca Raton, Florida 33433



All directors and executive officers
as a group (10 persons) (4)                   1,560,000               39.2%


-----------------

     *    Indicates beneficial ownership of less than one percent (1%).

     (1) Includes 12,500 shares issuable upon exercise of options exercisable within 60 days.

     (2) Represents shares held in trust for the benefit of Barbara Lynn Van Achte, Karen Sue Hart and Wendy Ann Lebowitz, with respect to which Mrs. Lebowitz and Mr. Nelson, a partner at the law firm of Kramer, Levin, Naftalis & Frankel, serve as trustees. Under the Trust Agreement, Mrs. Lebowitz and Mr. Nelson share voting and dispositive power, subject only to the beneficiaries' right to withdraw the shares under certain circumstances. Mrs. Lebowitz is the wife, and the three trust beneficiaries are the daughters, of Mr. Lebowitz.

     (3) Includes 2,000 shares issuable upon exercise of warrants exercisable within 60 days.

     (4) Includes options and warrants to purchase 52,000 shares exercisable within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company purchases some of its raw materials from a corporation whose President is the Secretary of the Company. Such purchases for the years ended December 31, 1996 and 1995 were $90,847 and $1,053,540, respectively. Accounts payable to this related party totaled $0 and $80,034 at December 31, 1996 and 1995, respectively. Accounts receivable from this related party totaled $0 and $115,700 at December 31, 1996 and 1995, respectively.



ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

Exhibit No.


3(a)     Form of Restated Certificate of Incorporation.*

(b)      By-laws.*

4(a)     Form of Common Stock Purchase Warrant.*

(b)      Form of Warrant Agreement.*

10(a)    Form of Big Smith Brand, Inc.'s (the "Company") 1994 Stock Incentive
         Plan.*

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

         Amendment No. 7, dated June 30, 1995***

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

(f) Asset Purchase Agreement, dated August 16, 1994, between the Company and Heartland USA Apparel Manufacturing, Inc.*

(g) Distribution Agreement, dated February 1, 1994, between the Company and Betty Smith Co., Ltd.**

(h) Trademark Merchandise License Agreement, dated October 26, 1993, between the Company and Caterpillar Inc.**

         Letter from Caterpillar Inc. to counsel for the Company, dated October 3, 1994.**

         Amendment No. 1, dated July 1, 1994**
         Amendment No. 4, dated August 8, 1994.**
         Amendment No. 5, dated March 10, 1995.***
         Amendment No. 6, dated September 28, 1995***
         Amendment No. 7, dated November 7, 1995****

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

(s) Underwriting Agreement between Barington Capital Group, L.P. (the "Underwriter") and the Company.*

(t)       Underwriter's Option Agreement.*

(u)       Consulting Agreement between the Company and the Underwriter.*

(v)       Distribution Agreement, dated April 1, 1995, between the Company and Yesil Kuhdura A.S.****

(w) Distribution Agreement, dated March 1, 1995, between the Company and Peter Schaer Handels AG.***

(x) Distribution Agreement, dated April 1, 1995, between the Company and GAFA, S.A.****

(y)       Employment Agreement between the Company and S. Peter Lebowitz***

(z) Offshore Securities Subscription Agreement, dated April 2, 1997, between the Company and Willora Company Limited *****

(aa) Form of Big Smith Brands, Inc. 6% Convertible Debenture due March 31, 2000, dated April 2, 1997*****

(ab)      Warrant to Purchase Common Stock, dated as of April 2, 1997*****

27        Financial Data Schedule*****


--------------------------

     * Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

     ** Previously filed with, and incorporated herein by reference to Form SB-2, subject to a confidentiality request.

     *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed on April 7, 1995.

     **** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed on April 15, 1996.

     ***** Filed herewith

          (b   REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1997                                BIG SMITH BRANDS, INC.

                                                     By:  /s/ S. Peter Lebowitz
                                                     S. Peter Lebowitz
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                             ----
 /s/ S. Peter Lebowitz         Chairman of the Board, President   April 14, 1997
---------------------------    and Chief Executive Officer
  S. Peter Lebowitz            (Principal Executive Officer)

  /s/ Terry L. Dober           Chief Financial Officer            April 14, 1997
---------------------------
  Terry L. Dober               (Principal Accounting Officer)

   /s/ Glen Freeman            Director                           April 14, 1997
---------------------------
   Glen Freeman

   /s/ Julian H. Shaps         Director                           April 14, 1997
---------------------------
   Julian H. Shaps

  /s/ Theodore L. Listerman    Director                           April 14, 1997
---------------------------
   Theodore L. Listerman

  /s/ John J. Schultz          Director                           April 14, 1997
---------------------------
   Jack Schultz

                             BIG SMITH BRANDS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----

Report of Independent Accountants..............................................................................1

Consolidated Balance Sheets as of December 31, 1996 and 1995...................................................2

Consolidated Statements of Operations for the Years Ended
     December 31, 1996 and 1995................................................................................4

Consolidated Statements of Changes in Stockholders' Equity for the
     Years Ended December 31, 1996 and 1995....................................................................5

Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1996 and 1995....................................................................6

Notes to Consolidated Financial Statements.....................................................................7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Big Smith Brands, Inc.
Carthage, Missouri

     We have audited the accompanying consolidated balance sheets of BIG SMITH BRANDS, INC. AND SUBSIDIARY as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIG SMITH BRANDS, INC. AND SUBSIDIARY as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15, the Company's primary lending arrangement does not currently extend beyond June 30, 1997, and the Company's liquidity needs prior to that date could exceed the amount of borrowings available under the existing agreement. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Joplin, Missouri
February 26, 1997, except for Note 14, as to which the date is April 2, 1997

                             BIG SMITH BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                       1996            1995
                                                       ----            ----
CURRENT ASSETS
     Cash                                         $   170,551   $     4,207
     Temporary investments                            144,906       126,775
     Accounts receivable, less allowance for
         doubtful accounts;
         1996 - $326,144, 1995 - $46,579            3,150,830     2,782,049
     Royalties receivable                           1,195,803       714,542
     Inventories                                    4,144,764    11,507,966
     Prepaid expenses                                 151,978       209,220
     Deferred income taxes                            319,873
                                                  -----------   -----------

         Total Current Assets                       8,958,832    15,664,632
                                                  -----------   -----------

PROPERTY AND EQUIPMENT, AT COST
     Land                                              20,000        20,000
     Buildings                                        471,109       460,139
     Equipment                                      1,936,848     1,718,301
     Vehicles                                          81,511        81,511
                                                  -----------   -----------
                                                    2,509,468     2,279,951
     Less accumulated depreciation                  1,098,311       926,234
                                                  -----------   -----------
                                                    1,411,157     1,353,717

OTHER ASSETS
     Trademarks, less accumulated amortization;
     1996 - $48,720, 1995 - $14,329                   467,140       501,531
     Other                                             12,130       192,964
                                                  -----------   -----------
                                                      479,270       694,495
                                                  -----------   -----------

                                                  $10,849,259   $17,712,844
                                                  ===========   ===========

See Notes to Consolidated Financial Statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         1996              1995
                                                         ----              ----
CURRENT LIABILITIES
     Current maturities of long-term debt           $  4,213,168   $  2,031,809
     Checks outstanding in excess of bank balance        284,552        177,344
     Accounts payable                                  1,985,318      3,020,436
     Accrued expenses                                    409,780        240,519
     Accrued restructuring/litigation                    651,302
     Accrued royalties                                   665,674        313,807
     Due to stockholder                                   50,028
                                                    ------------   ------------

         Total Current Liabilities                     8,209,794      5,833,943


LONG-TERM DEBT                                           587,221      5,782,542
                                                    ------------   ------------

DEFERRED INCOME TAXES                                                    99,305
                                                                   ------------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized
         10,000,000 shares; issued and outstanding
         1996 and 1995 - 3,930,000 shares                 39,300         39,300
     Additional paid-in capital                        6,315,818      6,315,818
     Retained earnings (deficit)                      (4,302,874)      (358,064)
                                                                   ------------
                                                       2,052,244      5,997,054

                                                    $ 10,849,259   $ 17,712,844
                                                    ============   ============


See Notes to Consolidated Financial Statements.

                             BIG SMITH BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           1996                1995
                                                           ----                ----

NET SALES
     Trade                                             $ 21,804,928    $ 21,486,773
     Royalties, net of related costs of $937,546 and
         $754,224 in 1996 and 1995, respectively          1,298,217       1,124,169
                                                       ------------    ------------
                                                         23,103,145      22,610,942
COST OF GOODS SOLD                                       19,840,931      18,312,193
                                                       ------------    ------------

GROSS PROFIT                                              3,262,214       4,298,749
                                                       ------------    ------------

OPERATING EXPENSES
     Selling                                              1,966,356       1,894,891
     General and administrative                           2,547,839       2,263,807
     Restructuring and litigation charges                 1,709,358
                                                          ---------     -----------

                                                          6,223,553       4,158,698

INCOME (LOSS) FROM OPERATIONS                            (2,961,339)        140,051
                                                       ------------     -----------

OTHER INCOME (EXPENSE)
     Miscellaneous income                                     9,093           5,026
     Interest income                                         15,794          39,469
     Interest expense                                      (760,291)       (791,282)
     Foreign currency transaction gain (loss)               (27,499)        (39,137)
                                                       ------------     ------------
                                                           (762,903)       (785,924)
                                                       ------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (3,724,242)       (645,873)

PROVISION (CREDIT) FOR INCOME TAXES                         220,568        (220,568)
                                                       ------------    ------------

NET LOSS                                               ($ 3,944,810)   ($   425,305)
                                                       ============    ============

NET INCOME (LOSS) PER SHARE (PRIMARY AND
     FULLY DILUTED)                                    ($      1.00)   ($      0.12)
                                                       ============    ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                          3,930,000       3,687,575
                                                       ============    ============

See Notes to Consolidated Financial Statements.

                             BIG SMITH BRANDS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                               Additional      Retained
                                 Common         Paid-In      Earnings
                                  Stock         Capital      (Deficit)         Total
                                  -----         -------      ---------         -----

BALANCE, DECEMBER 31, 1994    $         1        $         $   434,241    $   434,242

DIVIDENDS PAID - $.05 PER
SHARE                                                         (100,000)      (100,000)

TRANSFER OF S
CORPORATION
EARNINGS INCLUDED
IN RETAINED EARNINGS
TO ADDITIONAL PAID-IN
CAPITAL UPON
CONVERSION TO
C CORPORATION                                                  267,000       (267,000)

SALE OF COMMON STOCK
PURSUANT TO AN INITIAL
PUBLIC OFFERING, NET
OF OFFERING COSTS OF
                             $ 1,731,883         39,299      6,048,818      6,088,117

NET LOSS - 1995                                               (425,305)      (425,305)
                             -----------    -----------    -----------    -----------

BALANCE (DEFICIT),
DECEMBER 31, 1995                 39,300      6,315,818       (358,064)     5,997,054

NET LOSS - 1996                                             (3,944,810)    (3,944,810)
                             -----------    -----------    -----------    -----------

BALANCE (DEFICIT),
DECEMBER 31, 1996            $    39,300    $ 6,315,818    ($4,302,874)   $ 2,052,244
                             ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                             BIG SMITH BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                         1996               1995
                                                                         ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       ($3,944,810)   ($  425,305)
     Items not requiring cash:
         Depreciation and amortization                                  240,146        201,940
         Deferred income taxes                                          220,568       (220,568)
         Loss on sale or impairment of property and equipment           193,409
     Changes in:
         Accounts receivable                                           (368,781)       404,955
         Royalties receivable                                          (481,261)      (456,064)
         Inventories                                                  7,363,202     (3,903,173)
         Prepaid expenses                                                57,242       (157,691)
         Other assets                                                   165,835       (165,835)
         Accounts payable and accrued expenses                          267,078       (624,678)
                                                                    -----------    -----------
              Net cash provided by (used in) operating activities     3,712,628     (5,346,419)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of property and equipment                    35,670
     Purchase of property and equipment                                (230,437)      (460,295)
     Purchase of trademark                                                            (115,860)
     Purchase of temporary investments                                  (18,131)      (126,775)
     Refund of security deposits                                         14,999
                                                                    -----------    -----------
         Net cash used in investing activities                         (197,899)      (702,930)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Checks outstanding in excess of bank balance                       107,208        (87,939)
     Net borrowings (repayments)
         under line-of-credit agreement                              (3,121,767)       330,381
     Principal payments on long-term debt                              (283,798)      (307,412)
     Principal payments on loan from stockholder                        (50,028)
     Initial public offering costs paid                                              (1,620,468)
     Dividends paid                                                    (100,000)
     Proceeds from issuance of capital stock                          7,820,000
         Net cash provided by (used in) financing activities         (3,348,385)     6,034,562
                                                                    -----------    -----------

INCREASE (DECREASE) IN CASH                                             166,344        (14,787)

CASH, BEGINNING OF YEAR                                                   4,207         18,994
                                                                    -----------    -----------

CASH, END OF YEAR                                                   $   170,551    $     4,207
                                                                    ===========    ===========

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1:       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
              ACCOUNTING POLICIES

NATURE OF OPERATIONS

      The Company's revenues are predominately earned from manufacture and sale of quality work apparel under a variety of brand names, including Big Smith, Smith Mountain Classics and Big Smith Vintage and the licensed brand, Caterpillar. As discussed in Note 13, the Caterpillar license was purportedly terminated in 1996. The Company extends unsecured credit principally to national chains and local stores throughout the United States and certain manufacturers and distributors in Europe. One unaffiliated customer (Wal-Mart Stores, Inc.) accounted for 30.9% and 27.5% of the Company's operating revenues for the years ended December 31, 1996 and 1995, respectively. Accounts receivable for this customer totaled approximately $1,010,000 and $853,000 at December 31, 1996 and 1995, respectively. A second unaffiliated customer (Kmart Corp.) accounted for 7.3% and 37.9% of operating revenues for the years ended December 31, 1996 and 1995, respectively. Accounts receivable for this customer totaled approximately $0 and $648,000 at December 31, 1996 and 1995, respectively. Sales to foreign customers accounted for 22% and 12% of operating revenues for the years ended December 31, 1996 and 1995, respectively.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Smith Global Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORY PRICING

      All inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1:         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

      Property and equipment are depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method.

TRADEMARKS

      Trademark acquisition costs are being amortized using the straight-line method over an estimated economic benefit period of fifteen years.

INCOME TAXES

      Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

EARNINGS PER SHARE

      Earnings per share are computed based on the weighted average number of common shares outstanding during the year. Stock warrants and options outstanding are common stock equivalents and are included in the calculation of earnings per share to the extent they are dilutive using the treasury-stock method. Primary and fully-diluted earnings per share are the same.

RECLASSIFICATION

      Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 financial statement presentation. These reclassifications had no effect on net earnings.

NOTE 2:         INVENTORIES

      Inventories at December 31, 1996 and 1995 consisted of the following:

                                                   1996                   1995
                                                   ----                   ----
Raw materials                                  $ 1,239,152           $ 1,848,870
Work-in-process                                    364,946             1,205,774
Finished goods                                   2,540,666             8,453,322
                                               -----------           -----------
                                               $ 4,144,764           $11,507,966
                                               ===========           ===========

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 3:         LONG-TERM DEBT

      Long-term debt includes the following notes payable:

                                                           1996           1995
                                                           ----           ----

Revolving line of credit (A)                           $3,633,177     $6,754,944
Equipment financing and working capital (B)               164,521        189,451
Equipment financing and working capital (C)               357,439        469,956
Trademark note (D)                                        300,000        400,000
Equipment financing (E)                                   269,769
Other                                                      75,483
                                                       ----------     ----------
                                                        4,800,389      7,814,351
Less current maturities                                 4,213,168      2,031,809
                                                       ----------     ----------
                                                       $  587,221     $5,782,542
                                                       ==========     ==========

Aggregate annual maturities of long-term debt at December 31, 1996 were:

1997                                                                  $4,213,168
1998                                                                     236,919
1999                                                                     233,111
2000                                                                      62,860
2001                                                                      30,464
Thereafter                                                                23,867
                                                                     -----------
  Total                                                               $4,800,389
                                                                     ===========

(A) The line of credit as amended, which matures on June 30, 1997, allows for borrowing up to $9,000,000 with borrowing levels based on a specified percentage of eligible accounts receivable and inventories. The loan bears interest at prime rate plus .75 percent (9.00% at December 31, 1996). The agreement also provides for additional interest under certain circumstances and a fixed commitment fee.

      The loan is collateralized by accounts receivable, inventories, property and equipment, general intangibles and insurance of $1,000,000 on the life of the Company's chief executive officer. The loan agreement contains various restrictions regarding additional borrowings, capital expenditures, business acquisitions, sales of property, changes in ownership, compensation of owners and payment of dividends and requires the Company to maintain certain financial conditions. At December 31, 1996, the Company was not in compliance with certain of the financial conditions covenants, including rolling average cost of goods sold to average inventory and interest coverage ratios and levels of pre-tax income and stockholders' equity. The Company is also in noncompliance with the requirement to negotiate new financial conditions covenants for 1997 with the lender by January 15, 1997.

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 3:   LONG-TERM DEBT (CONTINUED)

(B) The equipment and working capital loan bears interest at 4% and is payable $2,673 per month including interest, due September 15, 2002 and secured by certain equipment and general intangibles.

(C) The equipment and working capital loan bears interest at .5% over prime (8.75% at December 31, 1996) and is payable $12,575 per month including interest; due March 11, 1999; secured by property and equipment, a $50,000 certificate of deposit and insurance of $500,000 on the life of the Company's chief executive officer and partially guaranteed by the U. S. Small Business Administration. In connection with this note payable, the Company is required, among other things, to maintain certain conditions, including a limitation on officer's compensation and compliance with the covenants for the line of credit [(A) above]. This loan is classified as a current liability at December 31, 1996, because of the Company's noncompliance with the covenants for the line of credit.

(D) The trademark note is non-interest bearing, payable in annual installments of $100,000 and due April 18, 1999.

(E) The equipment loan bears interest at 9.7% and is payable $7,921 per month including interest, due April 20, 2,000 and secured by equipment.


NOTE 4:   OPERATING LEASES

      The Company leases real property under noncancellable operating leases for periods of 36 to 60 months. Rent expense for the years ended December 31, 1996 and 1995 was approximately $194,000 and $199,000, respectively.

      Future minimum lease payments at December 31, 1996 were:

1997                                                              $62,507
1998                                                                5,525
                                                                 --------
Total future minimum lease payments                               $68,032
                                                                  =======

NOTE 5:    INCOME TAXES

      Prior to becoming a public company, the Company elected under both Federal and State income tax laws to be taxed as an S Corporation. Under this election, the Company's income was taxable to the stockholders on their individual income tax returns. Upon issuance of common stock to the public (Note 10), the Company changed its income tax status to a C Corporation.

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 5:    INCOME TAXES (CONTINUED)

The provision (credit) for income taxes includes these components:

                                                                            1996          1995
                                                                            ----          ----

Taxes currently payable                                                $         0     $        0
Deferred income taxes:
     Change in tax status from S Corporation to C Corporation                              32,488
     Benefits of operating loss carryforwards                                            (262,501)
     Other                                                                                  9,445
     Change in beginning of year valuation allowance                       220,568
                                                                         ---------       ---------

                                                                          $220,568      ($220,568)
                                                                          ========      ==========

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                                       1996         1995
                                                                       ----         ----
Deferred tax assets:
     Allowance for doubtful accounts                             $   127,196    $  18,166
     Inventories                                                      68,392
     Provision for impairment losses on property and equipment        60,966
     Accrued health insurance                                         55,544       15,600
     Accrued compensated absences                                      4,866
     Accrued stock option compensation                                17,997        9,039
     Accrued restructuring litigation                                187,200
     Net operating loss carryforwards                              1,168,603      262,501
     Foreign tax credit carryforward                                  14,567       14,567
                                                                 -----------    ---------
                                                                   1,705,331      319,873
Deferred tax liabilities:
     Accumulated depreciation                                        (91,578)     (99,305)
                                                                 -----------    ---------

Net deferred tax asset before valuation                            1,613,753      220,568
                                                                 -----------    ---------

Valuation allowance:
     Beginning balance                                                     0            0
     (Increase) decrease during the period                         1,613,753
                                                                 -----------    ---------
     Ending balance                                                1,613,753            0

     Net deferred tax asset (liability)                          $         0    $ 220,568
                                                                 ===========    =========

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 5:  INCOME TAXES (CONTINUED)

     The above net deferred tax asset (liability) is presented on the balance sheets as follows:

                                         1996         1995
                                         ----         ----

Deferred tax asset - current         $   461,195    $319,873
Deferred tax asset - long-term         1,152,558
Deferred tax liability - long-term       (99,305)
Valuation allowance                   (1,613,753)          0
                                     ------------   --------
Net deferred tax asset (liability)   $         0    $220,568
                                     ===========    ========

      A reconciliation of income tax expense (credit) at the statutory rate to the Company's actual income tax expense credit is shown below:

                                                                   1996                1995
                                                                   ----                ----

Computed at the statutory rate (34%)                           ($1,266,242)          ($219,597)
Net effect of S Corporation loss                                    22,862
Increase (decrease) resulting from:
    Non-deductible expenses                                         25,117              17,144
    State income taxes and other, net of federal tax benefit      (152,060)            (40,977)
    Change in deferred tax asset valuation allowance             1,613,753
                                                               ------------          ---------
Actual tax provision (credit)                                  $   220,568           ($220,568)
                                                               ===========           =========

      The Company has unused operating loss and tax credit carryforwards of approximately $2,996,000 and $14,500, respectively, at December 31, 1996 which expire principally in 2010 and 2011.

NOTE 6:   SIGNIFICANT ESTIMATES AND CONCENTRATIONS

      Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

      Included in accounts receivable at December 31, 1996, is approximately $957,000 due from a domestic company in connection with a bulk sale of Caterpillar inventories and approximately $565,000 due from certain foreign entities. The Company is involved in pending or threatened litigation with each of these entities as discussed in Note 13. The Company has recorded an

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 6:         SIGNIFICANT ESTIMATES AND CONCENTRATIONS (CONTINUED)

allowance related to these receivables of $200,000 at December 31, 1996, which management believes to be adequate based on information currently available. However, the amounts and timing of collections depends, among other factors, on the outcome of those proceedings and could differ materially in the near term.

ROYALTIES RECEIVABLE AND PAYABLE

      At December 31, 1996, the Company has recorded royalties receivable of $1,195,803 as a current asset and royalties payable of $665,674 as a current liability. As discussed in Note 13, the Company is currently involved in various litigation relating to the purported termination of the Caterpillar licensing agreement, including amounts to be received from licensees for sale of Caterpillar goods manufactured abroad and royalties to be paid to Caterpillar. Based on available information and advice of legal counsel, management believes the amounts of recorded royalties receivable and payable fairly reflect the respective amounts due and payable under the agreements. Because the amounts are involved in litigation, events could occur in the near term that would materially affect the amounts and timing of collections and payments of these accounts.

PROVISION FOR INVENTORY OBSOLESCENCE AND MARKETABILITY

      At December 31, 1996, the Company had quantities of certain fabric, trim and finished goods that exceeded the current year volume of sales or use. Management reduced the carrying value of these items by approximately $169,000 through a charge included in 1996 cost of goods sold and has developed plans for use or disposition of these goods. No estimate can be made of any additional loss which might result should management's plans be unsuccessful.

REDUCTION IN VALUE OF LONG-LIVED ASSETS

      In connection with the restructuring/litigation described in Note 13, the Company recorded a charge of approximately $228,000 in 1996 to recognize impairment in the carrying value of certain building improvements and equipment. The amount of that estimate could vary materially in the near term.

SELF INSURANCE

      The Company maintains a self-insured health program covering substantially all of its employees. The Company retains the liability for claim amounts up to $25,000 annually for each covered employee and has reinsured the liability for annual claim amounts in excess thereof and $1,000,000 in aggregate with a commercial insurer. Provisions for claims costs are recorded based upon management's estimates of the Company's aggregate liability for claims incurred. Claims payments based on actual claims ultimately filed could differ materially from these estimates.

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 6:         SIGNIFICANT ESTIMATES AND CONCENTRATIONS (CONTINUED)

LITIGATION-RELATED OBLIGATIONS

      As discussed in Note 13, the Company is a defendant in several lawsuits. The Company intends to defend against these lawsuits and pursue counterclaims, if available. The financial statements include estimates of the costs of defense; they include no accruals of any amounts receivable for counterclaims. The amounts of ultimate costs related to these lawsuits and amounts which may be recoverable through counterclaims could differ materially in the near term.

MAJOR CUSTOMERS

      Current vulnerabilities due to concentrations of major customers are discussed in Note 1.

REVENUES FROM MAJOR PRODUCTS

      In 1996, approximately $8.3 million of the Company's sales revenues and substantially all of its royalty revenues pertained to Caterpillar branded merchandise. See Note 13.

CREDIT ARRANGEMENT WITH MAJOR LENDER

      At December 31, 1996, the Company's current liabilities included borrowings under a revolving line of credit agreement which matures on June 30, 1997. The Company has not obtained a renewal commitment from the lender as of February 26, 1997.


NOTE 7:     LICENSING AGREEMENTS

      The Company has entered into licensing agreements with two companies, Caterpillar, Inc. ("Caterpillar") and Wolverine, to market products under their respective trademarks. The agreements provide for payments of royalties based on net sales subject to minimum annual amounts. The Company also receives royalties for the sale abroad of certain Caterpillar goods manufactured abroad. Royalty expense, including royalties on both foreign and domestic manufactured goods, for the years ended December 31, 1996 and 1995 was $1,425,327 and $968,733, respectively. Net royalty income for the years ended December 31, 1996 and 1995 was $1,298,217 and $1,124,169, respectively.

      As  discussed  in  Note  13,  the  Company's   license  with   Caterpillar
purportedly has been terminated. The royalty agreement with Wolverine has been terminated by mutual agreement.

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 8:    STOCK OPTIONS

SPECIAL STOCK OPTIONS

The Company granted the chief executive officer options to purchase up to 175,000 and 50,000 shares of common stock for 1995 and 1996, respectively, exercisable only if the Company achieved certain specified levels of net income for those years. The 1995 and 1996 options were forfeited because the Company did not achieve the specified net income levels.

STOCK OPTION PLAN

      Under the Company's stock option plan, 500,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. Options issued through December 31, 1996 carry exercise prices ranging from 35% to 100% of the quoted market price on the date of the grant. The options vest equally over a period of four years following the date of grant and the unexercised portion of the option expires and ceases to be exercisable on the earlier of the five years after the date of grant or a specified date following termination of employment.

      In 1996, the Company elected to continue measuring compensation cost using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". Compensation cost recognized for the stock option plan amounted to $22,919 and $23,178 for 1996 and 1995, respectively. Disclosures about the fair value of options and pro forma disclosures of the effect of measuring compensation based on the fair value method of accounting have not been presented because management believes such values do not have a material effect.

      Information related to options, other than the special stock options discussed above, is summarized below:

                                                                   Weighted Average
                                                        Number of   Exercise Price
                                                         Options      Per Option
                                                         -------      ----------
Outstanding at December 31, 1994                              0
Granted                                                 136,650     $   3.18
Exercised                                                     0
Forfeited                                                 3,650     $   3.18
                                                        -------
Outstanding at December 31, 1995 (0 exercisable)        133,000     $   3.18
Granted                                                 105,000     $   2.77
Exercised                                                     0
Forfeited                                                35,350     $   3.18
                                                        --------
Outstanding at December 31, 1996 (24,413 exercisable)   202,650     $   2.77
                                                        =======

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 8:    STOCK OPTIONS (CONTINUED)

Information related to options outstanding at December 31, 1996:

Exercise price range                                          $1.00 - $4.00
Number of options:
     Outstanding                                                    202,650
     Exercisable                                                     24,413
Weighted average exercise price:
     Outstanding                                            $          2.97
     Exercisable                                            $          3.18
Weighted average remaining contractual life                       4.5 years


NOTE 9:   ADDITIONAL CASH FLOW INFORMATION

                                                           1996        1995
                                                           ----        ----
NONCASH INVESTING AND FINANCING ACTIVITIES

     Accounts payable incurred for purchase of
         property and equipment                                       $129,766
     Note payable incurred for purchase of trademark                  $400,000
     Long-term debt incurred for purchase of equipment   $391,603

ADDITIONAL CASH PAYMENT INFORMATION

     Interest paid                                       $785,223     $796,647

NOTE 10:   INITIAL PUBLIC OFFERING

      On February 8, 1995, the Company made a public offering of 850,000 units, at $8.00 per unit, each unit consisting of two shares of common stock, par value $.01 per share, and two common stock purchase warrants. Each of the warrants entitles the holder to purchase one share of common stock until February 8, 1998, at an exercise price of $4.60 per share. The units offered do not include options issued to the underwriter to purchase 85,000 units, for a period of five years from the date of the offering, at an exercise price per unit equal to 120% of the initial public offering price. In conjunction with the offering, the Company adopted a 19,750 for 1 stock split. On March 29, 1995, the underwriter purchased an additional 127,500 units pursuant to the underwriter's overallotment option.

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 11:        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods were used to estimate the fair value of financial instruments.

CASH AND CHECKS OUTSTANDING IN EXCESS OF CARRYING VALUE

      The carrying amount is a reasonable estimate of fair value.

TEMPORARY INVESTMENTS

      For these short-term instruments which consist of a certificate of deposit and other interest-bearing accounts with banks, the carrying amount is a reasonable estimate of fair value.

NOTES PAYABLE AND LONG-TERM DEBT

      Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

                                                              December 31, 1996             December 31, 1995
                                                              -----------------             -----------------
                                                            Carrying        Fair          Carrying        Fair
                                                             Amount         Value          Amount         Value
                                                             ------         -----          ------         -----
    Financial assets:
       Cash                                                 $170,551      $170,551          $4,207        $4,207
       Temporary investments                                 144,906       144,906         126,775       126,775
    Financial liabilities:
       Checks outstanding in excess of bank balance          284,552       284,552         177,344       177,344
       Long-term debt                                      4,800,189     4,883,629       7,814,351     7,785,488
       Due to stockholder                                                                   50,028        45,792


NOTE 12:   RELATED PARTY TRANSACTIONS

      The Company purchases some of its raw materials from a corporation whose President is the Secretary of the Company. Such purchases for the years ended
December 31, 1996 and 1995, were $90,847 and $1,053,540, respectively. Accounts payable to this related party totaled $0 and $80,034 at December 31, 1996 and 1995, respectively. Accounts receivable from this related party totaled $0 and $115,700 at December 31, 1996 and 1995, respectively.




                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 13:  LITIGATION AND RESTRUCTURING

CATERPILLAR LITIGATION AND OTHER RELATED MATTERS

      The Company is currently engaged in litigation in the United States and in Great Britain with Caterpillar, Inc. with respect to the Company's rights to continue to manufacture and sell Caterpillar branded products. The Company believes that its agreement with Caterpillar licensing it to manufacture and sell such products has not been properly terminated and it remains licensed to produce such goods through December 31, 1999, the expiration date of the license. On August 19, 1996, the U. S. District Court ruled that the license had been properly terminated, a ruling which the Company appealed. On December 6, 1996, the U. S. Court of Appeals denied the appeal.

      The Company has filed a counterclaim against Caterpillar and other parties. All aspects of the litigation are currently pending before the U.S.
District Court but have been stayed pending a scheduling conference which has been set for mid-April, 1997. The Company expects the case to move to discovery.

      There can be no assurance that the outcome of the litigation will be favorable to the Company, that the Company's defenses to the claims against it will be vindicated or that any of its counterclaims will be held to be valid. If the outcome of the litigation is not favorable, such outcome could have a material effect on the financial conditions of the Company.

      The Company is involved in pending or threatened litigation in foreign jurisdictions with a number of its foreign distributors in connection with their refusal to pay royalties and accounts receivable for the sales of goods to such distributors, which the Company believes to be due in respect of sales by such distributors of Caterpillar branded products prior to the Company's ceasing to sell such products. Additionally, certain of these distributors have made claims against the Company relating to the effects of the purported termination of the Caterpillar license on their arrangements with the Company.

      Although the Company's international attorneys have advised the Company that it has valid claims in these actions for royalties and accounts receivable owing, there can be no assurance that the outcome of these litigations or of any of them will be, on net, favorable to the Company. Additionally, the Company believes that the outcome of these actions, and particularly with respect to any claims against it in these actions, may depend, in part, on the outcome of the Caterpillar litigation.






                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 13:  LITIGATION AND RESTRUCTURING (CONTINUED)

      A domestic  company  which  purchased  substantially  all of the Company's remaining Caterpillar inventory in late 1996 has disputed and refused to pay the
remaining   balance  of  its  obligation.   The  Company  is  actively  pursuing
collection, the ultimate timing and amount of which may be determined in part by the outcome of the Caterpillar matters described above.

RESTRUCTURING

      In the third quarter of 1996 because of the purported termination of the Caterpillar licensing agreement and the resulting litigation discussed above, management decided to cease to manufacture, sell or license Caterpillar branded products and refocus efforts on development of the Company's own brands. On
August 25, 1996, management adopted a plan to downsize and restructure the Company's operations. This plan includes liquidation of the remaining inventory of Caterpillar goods, closure of two manufacturing facilities, sale or transfer of equipment at those facilities, termination or relocation of certain employees and reorganization of the remaining personnel and business structure. Completion of the plan is expected to occur in 1997.

      Provisions  were  accrued  in  1996  for the  costs  associated  with  the
litigation   arising  from  the   Caterpillar   agreement  and  the   subsequent
restructuring  of the Company.  Provisions with respect to inventory  writedowns and  closeouts  were  accrued in cost of goods  sold.  Operating  expenses  were accrued for the costs of closing domestic and foreign  facilities and impairment of property and equipment and other long-lived  assets;  as well as the costs of litigation  and  collection  of  disputed  amounts  receivable  related  to  the
Caterpillar matters.

      Activity in the accrued restructuring/litigation liability account during 1996 is summarized as follows:

Costs and losses originally recognized                  $ 1,397,481
Subsequent adjustments of costs and losses recognized       311,877
Cash paid and noncash amounts utilized                   (1,058,056)
                                                        -----------

Balance, December 31, 1996                              $   651,302
                                                        ===========





                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE 14:        SUBSEQUENT EVENT - ADDITIONAL FINANCING

      On April 2, 1997, the Company sold convertible debentures in the principal amount of $1,700,000 to an offshore accredited investor in a private placement.
The debenture  bears interest at 6%, matures on March 31, 2000 and is unsecured.
After May 15, 1997, the debenture is convertible into common stock of the Company at the option of the holder. The conversion price specified is the lesser of $2.80 or 70% of the stock's market price on the conversion date if converted between May 16 and July 10, 1997, and the lesser of $2.80 or 67.5% of the stock's market price on the conversion date if converted after July 10, 1997. The Company has agreed to redeem outstanding debentures at 148% of initial principal amount if required to do so by any applicable law, rule or regulation of any regulatory body, securities exchange or trading market. The Company paid fees aggregating $255,000 and issued a warrant to purchase 100,000 shares of the Company's common stock to the investment banker that arranged the transaction.
The warrant provides for a purchase price of $2.00 per share and expires on March 31, 2002.

      Because at the time of issuance the debenture holder's conversion rights allowed a conversion into common stock with a market value in excess of the debenture principal, this excess at the debenture issuance date will be credited to additional paid-in capital. The resulting discount on the debentures will be charged to 1997 operations as imputed interest.


NOTE 15:     MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

      As discussed in Notes 3 and 6, the Company's principal lending arrangement does not currently extend beyond June 30, 1997, and the Company's liquidity needs prior to that date could exceed the amount of borrowings available under the existing agreement. The Company is taking several steps to obtain additional sources of liquidity and provide for a longer-term lending arrangement, including:

      o Making new loan arrangements. The Company has received several proposals relating to lending arrangements which would provide for term loans on property, equipment and other long-lived assets;
            collateralized borrowings against accounts receivable and inventory;
            and additional working capital lines of credit. The proposals received have been from entities of national repute in this segment of the financial services industry. These proposals are all subject to the lender's due diligence process after acceptance of a proposal by the Company. Management anticipates the Company will accept one of the several proposals some time during the week of April 14, 1997, although no assurances are made that an acceptance will occur by that date. Management believes that the final approval process will be completed within thirty days after the completion of the due diligence.

      o     Pursuing the collection of disputed  accounts  receivables (see Note
            6).




                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


      Management believes it will be successful in meeting the Company's liquidity needs. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.




                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 16:        QUARTERLY FINANCIAL INFORMATION (UNAUDITED, NOT REVIEWED
                BY INDEPENDENT ACCOUNTANTS)


                                                                               Provision
                     Total       Operating                      (Credit) For    Earnings
                   Operating      Income            Other          Income      (Loss) Per
Calendar Quarter   Revenues       (Loss)          Expenses          Taxes         Share
----------------   --------       ------          --------          -----         -----

1996
     First     $  4,537,498    $   (67,127)      $ 199,999       $(104,178)   $ (0.04)
     Second       4,903,314       (224,565)        197,923        (164,773)     (0.07)
     Third(1)     6,541,815     (2,171,329)        181,884         504,087      (0.73)
     Fourth (     7,120,518       (498,318)        183,097         (14,568)     (0.16)
               ------------    -----------       ---------       ---------    --------

               $ 23,103,145    ($2,961,339)      $ 762,903(2)    $ 220,568    $ (1.00)
               ============    ===========       =========       =========    ========

1995
     First     $  4,394,536    $    71,510       $ 182,977       $ (14,248)   $ (0.03)
     Second       5,679,590         17,457         151,023         (48,087)     (0.03)
     Third        6,618,458        253,539         223,032          12,745       0.01
     Fourth       5,918,358       (202,455)        228,892        (170,978)     (0.07)
               ------------    -----------       ---------       ---------    --------

               $ 22,610,942    $   140,051       $ 785,924(2)    ($220,568)   $ (0.12)
               ============    ===========       =========       =========    ========


(1) Operating income (loss) reflects provisions of $311,877 and $1,397,481 for the fourth and third quarters, respectively, for restructuring and litigation costs. Also included in third quarter operating results are $814,000 of inventory writedowns charged to cost of goods sold.

(2) Other expenses are comprised primarily of interest expense in the amounts of $760,291 and $791,282 for 1996 and 1995, respectively.

                                 EXHIBITS INDEX


                                                                   SEQUENTIALLY
EXHIBIT                                                           NUMBERED
  NO.                        DESCRIPTION                            PAGE
  ---                        -----------                            ----


3(a) Form of Restated Certificate of Incorporation.*

(b)  By-laws.*

4(a) Form of Common Stock Purchase Warrant.*

(b)  Form of Warrant Agreement.*

10(a)Form of Big Smith Brand, Inc.'s (the "Company") 1994 Stock
     Incentive Plan.*

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

     Amendment No. 7, dated June 30, 1995***

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

(f)  Asset Purchase Agreement, dated August 16, 1994, between the
     Company and Heartland USA Apparel Manufacturing, Inc.*

(g)  Distribution Agreement, dated February 1, 1994, between the
     Company and Betty Smith Co., Ltd.**

(h) Trademark Merchandise License Agreement, dated October 26, 1993, between the Company and Caterpillar Inc.**

     Letter from Caterpillar Inc. to counsel for the Company, dated October 3, 1994.**

     Amendment No. 1, dated July 1, 1994**
     Amendment No. 4, dated August 8, 1994.**
     Amendment No. 5, dated March 10, 1995.***
     Amendment No. 6, dated September 28, 1995***
     Amendment No. 7, dated November 7, 1995****

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

(v) Distribution Agreement, dated April 1, 1995, between the Company and Yesil Kuhdura A.S.***

(w) Distribution Agreement, dated March 1, 1995, between the Company and Peter Schaer Handels AG.****

(x) Distribution Agreement, dated April 1, 1995, between the Company and GAFA, S.A.****

(y)  Employment Agreement between the Company and S. Peter
     Lebowitz***

(z) Offshore Securities Subscription Agreement, dated April 2, 1997, between the Company and Willora Company Limited.*****

(aa) Form of Big Smith Brands, Inc. 6% Convertible Debenture due March 31, 2000, dated April 2, 1997*****

(ab) Warrant to Purchase Common Stock, dated as of April 2, 1997*****

27   Financial Data Schedule*****


--------------------------

     * Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

     ** Previously filed with, and incorporated herein by reference to Form SB-2, subject to a confidentiality request.

     *** Filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed on April 7, 1995.

     **** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed on April 15, 1996.

     ***** Filed herewith