Form 10QSB/A
period 1996-09-30
BIG SMITH BRANDS INC
filed 1997-04-18
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB
(Mark One)

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

Exhibit 27 to the above referenced 10QSB was not filed with the original filing. That error is being corrected by this Amendment No. 1. The Exhibit 27 FDS follows as a separate document which may be added to the original filing.