Form 10KSB/A
period 1996-12-31
BIG SMITH BRANDS INC
filed 1997-04-18
CIK 931688

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


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

Due to a clerical error in our original filing of the above-referenced 10KSB, the signature on the Report of the Independent Accountants was omitted. We are filing this Amendment No. 1 to show the following Report of Independent
Accountants now containing the conformed signature of the Independent Accountants Baird Kurtz & Dobson.

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

/s/ Baird Kurtz & Dobson
------------------------
Baird Kurtz & Dobson
Joplin, Missouri
February 26, 1997, except for Note 14, as to which the date is April 2, 1997