Form 10QSB/A
period 1996-06-30
BIG SMITH BRANDS INC
filed 1997-05-07
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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