Form 10QSB
period 1997-03-31
BIG SMITH BRANDS INC
filed 1997-05-15
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                                       N/A
                                       ---
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes__X__            No____

Number of shares of common stock outstanding as of May 15, 1997:  3,930,000

Transitional Small Business Disclosure Format (check one):  Yes____    No__X__

                                      INDEX

                                                                          Pages
                                                                          -----


PART I    FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                      Balance Sheet  as of  March 31, 1997                     3

                      Statements of Operations for the three
                      months ended March 31, 1997 and 1996                     4

                      Statement of Stockholders' Equity for the
                        three months ended March 31, 1997                      5

                      Statements of Cash Flows for the three months
                        ended March 31, 1997 and 1996                          6

                      Notes to Financial Statements                            7


          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                     8

PART II   OTHER INFORMATION                                                   11


SIGNATURE                                                                     12

EXHIBIT INDEX                                                                 13

                             BIG SMITH BRANDS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (UNAUDITED)
                                     ASSETS


CURRENT ASSETS
Cash                                                                          $     35,792
Temporary investments                                                               74,257
Accounts receivable, less allowance
     for doubtful accounts of $334,394                                           2,481,056
Royalties Receivable                                                             1,195,803
Inventories                                                                      4,561,025
Prepaid expenses                                                                   239,618
                                                                              ------------
         Total Current Assets                                                    8,587,551
                                                                              ------------


PROPERTY AND EQUIPMENT, AT COST
  Land                                                                              20,000
  Buildings                                                                        471,109
  Equipment                                                                      1,943,478
  Vehicles                                                                          81,511
                                                                              ------------
                                                                                 2,516,098
Less accumulated depreciation                                                    1,148,898
                                                                              ------------
                                                                                 1,367,200
OTHER ASSETS
  Security deposits                                                                 12,130
  Trademark, net of amortization                                                   455,676
                                                                              ------------
                                                                              $ 10,422,557
                                                                              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                        $  3,847,647
  Checks outstanding in excess of bank balance                                     557,894
  Accounts payable                                                               2,060,309
  Accrued restructuring/litigation                                                 626,835
  Accrued expenses                                                                 432,760
  Accrued royalties                                                                665,674
                                                                              ------------
         Total Current Liabilities                                               8,191,119
                                                                              ------------

LONG-TERM DEBT                                                                     805,286



STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1996 - 3,930,000 shares                                  39,300
  Additional paid-in capital                                                     6,315,818
  Retained earnings (deficit)                                                   (4,928,966)
                                                                              ------------
                                                                                 1,426,152
                                                                              ------------
See Notes to Consolidated Financial Statements                                $ 10,422,557
                                                                              ============

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                             1997              1996
                                                             ----              ----
NET SALES
 Trade                                                  $  1,743,823     $    4,157,993
 Royalties, net of related costs of $190,603 in 1996               0            379,505
                                                        ------------     --------------
                                                           1,743,823          4,537,498

COST OF GOODS SOLD                                         1,466,758          3,600,874
                                                       -------------     --------------

GROSS PROFIT                                                 277,065            936,624
                                                       -------------     --------------
OPERATING EXPENSES
  Selling                                                    289,278            464,007
  General and administrative                                 479,728            539,744
                                                       -------------     --------------
                                                             769,006          1,003,751
                                                       -------------     --------------


INCOME (LOSS) FROM
  OPERATIONS                                                (491,941)           (67,127)
                                                       --------------    ---------------


OTHER INCOME (EXPENSE)
  Miscellaneous (expense)                                    (25,988)           (15,138)
  Interest expense                                          (108,163)           184,861
                                                       --------------    --------------
                                                            (134,151)          (199,999)
                                                      ---------------    --------------

INCOME (LOSS) BEFORE
  INCOME TAXES                                              (626,092)          (267,129)
CREDIT FOR INCOME TAXES                                            0            104,178
                                                       -------------     --------------
NET INCOME (LOSS)                                      $    (626,092)    $     (162,948)
                                                       =============     ===============
NET INCOME (LOSS) PER SHARE                            $        (.16)             (0.04)
                                                       ==============    ===============


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                              3,930,000          3,930,000
                                                       =============     ==============

See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                                     Common Stock,
                                                    $.01 par value
                                                    --------------
                                                                                Additional        Retained           Total
                                                                                 paid-in          earnings       stockholders'
                                                Shares           Amount           capital         (deficit)          equity
                                                ------           ------           -------         ---------          ------
Balances at December 31, 1996                  3,930,000        $  39,300      $  6,315,818  $   (4,302,874)     $   2,052,244


Net Income (loss)                                  -                 -                -            (626,092)        (626,092)
                                              ----------       ----------      ------------   --------------      -----------
Balances at March 31, 1997                     3,930,000       $   39,300      $  6,315,818   $  (4,928,966)       $ 1,426,152
                                               =========       ==========      ============   ==============       ===========


See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                         1997                1996
                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $   (626,092)         $ (162,948)
  Item not requiring cash:
    Depreciation, amortization & impairment                              62,051              52,185
    Deferred income taxes                                                                    (4,800)
  Changes in:
    Accounts receivable                                                 669,774             455,533
    Inventories                                                        (416,261)            204,783
    Prepaid expenses                                                     87,640             108,926
    Other Assets                                                                            (47,373)
    Accounts payable and accrued expenses                                73,504            (631,826)
    Due to Stockholder                                                                      (50,028)
                                                                     ----------          ----------
       Net cash provided (used) in operating activities                (324,664)           (293,400)
                                                                     ---------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                     (6,630)           (31,202)
  Reductions (purchase) of temporary investments                         70,649            (93,782)
                                                                     ----------        ------------
      Net cash provided (used) in investing activities                   64,019           (124,984)
                                                                     ----------       -------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Checks outstanding in excess of bank balance                          273,342             319,870
  Net borrowings under line-of-credit agreement                        (132,622)            136,975
  Principal borrowings (payments) on long-term debt                     (14,834)            (32,427)
                                                                     ----------          ----------
      Net cash provided by financing activities                         125,886             424,418
                                                                     ----------          ----------


INCREASE (DECREASE ) IN CASH                                           (134,759)              6,034
CASH, BEGINNING OF PERIOD                                               170,551               4,207
                                                                     ----------         -----------
CASH, END OF PERIOD                                                $     35,792        $     10,241
                                                                    ===========         ===========


See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Big Smith Brands, Inc. (the "Company") manufactures and sells quality work apparel under a variety of brand names, including Big Smith, Smith Mountain Classics and Big Smith Vintage. The Company markets its products to national chains and local stores worldwide.

SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE 2:  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 1996, which are included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and March 31, 1996.

The results of operations for the period ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

NOTE 3:  INCOME PER SHARE INFORMATION

Net earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalent shares from stock options and warrants unless the effect of common stock equivalents is anti-dilutive.

NOTE 4:  CONTINGENCIES

Certain  contingencies   relating  to  the  Company's  financial  condition  are
discussed in "Part II Item 1. Legal Proceedings" of this Form 10-QSB.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the status of relations between the Company and its primary customers, and distributors, unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the report on the Form 10-KSB for the year ended December 31, 1996 (the "Form 10K"). Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Financial Disclosure. The discussion and analysis set forth below is for the three month periods ended March 31, 1997 and March 31, 1996. It should be read in conjunction with the Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB as well as the Financial Statements of the Company for the fiscal years ended December 31, 1996 and December 31, 1995 and the related Notes thereto appearing in the Form 10-K. The Company believes that its business is seasonal and has experienced and expects to continue to experience lower revenues and net income in the first half of each fiscal year as compared to the second half of each fiscal year. This seasonality is due to increased sales in the apparel industry during the Christmas season and the increase in sales of the Company's winter weight garments, which sell at higher per unit prices than the Company's other products, and back-to-school clothes, during the months of August through November. In addition, the Company's quarterly results may fluctuate depending upon the timing of delivery of large orders and the introduction of new product lines or additional labels, among other things. See "--Seasonality."

         Going Concern. The Company's viability as a going concern is dependent upon the successful refinancing of its principal line of credit, which expires on June 30, 1997 and its meeting its liquidity needs prior to such date, which needs could exceed the amount of borrowings available under the existing agreement. The Company has taken several steps to obtain additional sources of liquidity and provide for longer-term lending arrangements including soliciting several proposals from lenders of national repute relating to lending arrangements which would provide for term loans secured by property, equipment and other long-lived assets; collateralized borrowings against accounts receivable and inventory; and additional working capital lines of credit.

         Following the receipt and evaluation of several such proposals, the Company determined to accept the proposal proffered by The CIT Group/Credit Finance ("CIT"). CIT's proposal was subject to successful completion of its due diligence, and the Company believes that CIT has nearly completed its due diligence. Management currently expects to receive a firm commitment to provide such financing arrangements from CIT. The Company currently believes that the new arrangements may be completed within thirty days after its receipt of a firm commitment from CIT.

         The Company has also initiated proceedings to collect certain significant delinquent accounts receivable from its foreign distributors. See "Item 1. Legal Proceedings". Additionally, on April 2, 1997, the Company closed a placement of $1.7 million of Debentures with an offshore investor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

         The following discussion and analysis should be read in conjunction with the Company's financial statements appearing elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

         Net trade sales, for the three months ended March 31, 1997 decreased by $2.42 million, or 58.2%, to $1.74 million from $4.16 million for the three months ended March 31, 1996. Net sales for the three months ended March 31, 1997 of Caterpillar branded products, Big Smith and other branded products, and private label products were $.08 million, $1.55 million and $.11 million, respectively, as compared with $1.41 million, $1.65 million and $1.10 million, respectively, for the three months ended March 31, 1996. The decrease in sales of Caterpillar branded products resulted primarily from the decision of the Company to cease sales of Caterpillar branded products due to a license dispute and purported termination by Caterpillar, Inc. ("Caterpillar"). See "Item 1. Legal Proceedings". The decrease in sales of Big Smith and other branded products resulted from two one-time sales of those products during the three months ended March 31, 1996, which were not repeated during the three months ended March 31, 1997. The decrease in private label sales resulted from the discontinued private label programs for the Kmart Corporation. Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad net of related costs for the three months ended March 31, 1997 were $0 as compared with $379,505 for the three months ended March 31, 1996.

         Gross profit, excluding that from net royalties, for the three months ended March 31, 1997 was $.28 million, or 16.1% of net trade sales, compared to $.56 million, or 13.5% of net trade sales, for the three months ended March 31, 1996. The increase in gross profit percentage was primarily due to the decrease in low margin private label sales resulting from the discontinued private label programs for the Kmart Corporation. For the three months ended March 31, 1997, sales of Caterpillar branded products, Big Smith and other branded products, and private label products accounted for 4.6%, and 89.1% and 6.3% of net trade sales, respectively, as compared with 33.9%, 39.7% and 26.4% of net trade sales, respectively, for the three months ended March 31, 1996.

         Selling expenses decreased by $.17 million to $.29 million, or 16.7% of net trade sales, for the three months ended March 31, 1997, from $.46 million, or 11.1% of net trade sales, for the three months ended March 31, 1996. This decrease in selling expenses resulted principally from a decrease of $86,000 in royalty expense a decrease of $49,000 in advertising and trade shows expense and a $40,000 decrease in sample expense, each related to the discontinuance by the Company of its Caterpillar branded goods program and a decrease in shipping expense of $35,000 resulting from the decrease in trade sales, which were only partially offset by a change in classification to include in selling expenses rather than general and administrative expenses certain personnel and related expenses of approximately $40,000. General and administrative expenses were $.48 million, or 27.6% of net trade sales during the three months ended March 31, 1997, compared with $.54 million, or 13.0% of net trade sales, for the three months ended March 31, 1996. The decrease in general and administrative expense was primarily due to a decrease of payroll of $61,000 along with a decrease in other administrative costs related to the Company's downsizing and restructuring following its discontinuance of the Caterpillar branded goods program which were only partially offset by an increase of $30,000 in professional fees, consulting fees, and costs associated with being a public Company.

         The Company's interest expense for the three months ended March 31, 1997 was $.11 million, or 6.3% of net trade sales, as compared with $.18 million, or 4.3% of net trade sales, for the three months ended March 31, 1996. This decrease resulted primarily from a decrease in inventory which resulted in reduced borrowings for the three months ended March 31, 1997 as compared with those during the three months ended March 31, 1996.

         As a result of the foregoing, the Company's net loss for the three months ended March 31, 1997 increased to $626,092 from a net loss of $162,948 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's viability as a going concern is dependent upon the successful refinancing of its principal line of credit, which expires on June 30, 1997 and its meeting its liquidity needs prior to such date, which needs could exceed the amount of borrowings available under the existing agreement. The Company is taking several steps to obtain additional sources of liquidity and provide for longer-term lending arrangements. The Company has received several proposals from lenders of national repute relating to lending arrangements which would provide for term loans secured by property, equipment and other long-lived assets; collateralized borrowings against accounts receivable and inventory; and additional working capital lines of credit. Following the receipt and evaluation of several such proposals, the Company determined to accept the proposal proffered by CIT. CIT's proposal was subject to successful completion of its due diligence, and the Company believes that CIT has nearly completed its due diligence. Management currently expects to receive a firm commitment to provide such financing arrangements from CIT. The Company currently believes that the new arrangements may be completed within thirty days after its receipt of a firm commitment from CIT. The Company has also initiated proceedings to collect certain significant delinquent accounts receivable from its foreign licensees and distributors. See "Item 1. Legal Proceedings."

         Additionally, on April 2, 1997, the Company closed an offshore placement of $1,700,000 of its 6% Convertible Preferred Debentures due March 31, 2000 to a single accredited investor. Beginning 45 days after such closing, the Debentures will be convertible into Common Stock of the Company at a conversion ratio of one share for the lesser of (i) $2.80 or (ii) 70% (or 67.5% if converted more than 100 days from the closing of the offering) of the Market
Price (as  defined  in the  Debentures)  of the Common  Stock on the  conversion date). The value of the discount included in the conversion ratio of the Debentures as of the issuance date will be credited to additional paid in capital and the resulting discount on the Debenture will be charged to 1997 operations as imputed interest. The Company has agreed to redeem outstanding Debentures at 148% of their initial principal amount if required to do so by any applicable law, rule, regulation of any regulatory body, securities exchange or trading market.

         Goodbody International, Inc. served as introducing agent in connection with such placement and received in consideration of it services $255,000 and warrants to purchase 100,000 shares of Common Stock of the Company at any time prior to March 31, 2002, exercisable at $2.00 per share, subject to adjustment based upon the bid price of the Company's common stock for the five trading days ending on each anniversary of the date of issuance of the warrants.

         The Placement was a private transaction not involving a public offering and was exempt from the registration provisions of the Act, pursuant to Section 4(2) thereof, and pursuant to Regulation S promulgated under the Act. The Company is a reporting issuer, offering restrictions were implemented in connection with the Placement. The investor represented that it was an accredited non-U.S. Person not acting for the account or benefit of a U.S. person and that it had received adequate information about the Company, and made other customary representations and covenants under Regulation S.

         The Company has financed its growth primarily with borrowings under its line of credit and, since the consummation of its initial public offering, with the proceeds of such offering. Cash used in operating activities totalled approximately $32 million and $.29 million in the three months ended March 31, 1997 and 1996, respectively. During the first half of each year, the Company typically experiences negative cash flow from operations due to the build-up of inventory in preparation for increased sales volume in the second half of each year however, in accordance with managements plans to reduce inventory certain plants were partially shutdown during the first quarter resulting in the decrease of cash used in operating activities. See "--Seasonality."

         At March 31, 1997 and March 31, 1996, working capital was approximately $.40 million and $9.7 million, respectively. This decrease resulted primarily from the reclassification as current liabilities of amounts due under the Company's line of credit on June 30, 1997 and a reduction in inventory. Working capital may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

         At March 31, 1997, the Company had a $9 million line of credit with Mercantile Business Credit Inc. ("MBCI"), with borrowing levels based upon a specified percentage of eligible accounts receivable and inventories. The amount outstanding under the credit line as of March 31, 1997 and March 31, 1996 was $3.5 million, and $6.9 million respectively. The line of credit bore interest at the MBCI prime rate plus a premium interest factor. This premium interest factor varied from 1.5 to 2.0 percent, based upon the Company's leverage ratio. MBCI has amended the loan agreement, retroactive to February 16, 1995, to provide for interest at the MBCI prime rate plus a premium interest factor of 0.75 percent. The line of credit also permits overadvances for up to 120 days per year, peaking at $.5 million. The overadvance portion of the line of credit has an interest rate equal to the prime rate as published by MBCI plus an interest premium factor of 1.75. In addition, the Company must maintain stockholders' equity of at least $6,000,000 at December 31, 1996. The line of credit is secured by the Company's accounts receivable, inventory, property and equipment and general intangibles and matures on June 30, 1997. At December 31, 1996 the Company was not, and currently the Company is not, in compliance with certain of the loan agreement's financial covenants.

CAPITAL EXPENDITURES

         Capital expenditures totaled approximately $7,000 for the three months ended March 31, 1997.


INTANGIBLE ASSETS

         In 1995, the Company purchased the Big Smith trademark for the seven countries in Europe in which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

SEASONALITY

         The Company's sales are generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to an increase in sales of winter weight garments, which sell at higher prices, combined with continued sales of regular weight garments. This seasonality impacts the cash flow of the Company significantly since the Company's inventory levels typically tend to increase during the first half of the year in preparation for anticipated higher sales levels in the second half of the year. See - "Liquidity and Capital Resources."

                                     PART II

                                OTHER INFORMATION


ITEM 1.  Legal Proceedings.

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

         At a discovery scheduling conference held on April 17, 1997, the District Court set the Caterpillar litigation for discovery to be completed by November 1997 and scheduled trial for December 1997.

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

ITEM 5.           Other Information.
                  None.

ITEM 6.           Exhibits and Reports on Form 8-K.


         (a)

                                  EXHIBIT TABLE

EXHIBIT
NO.                                 DESCRIPTION
---                                 -----------


        3(a)    Form of Restated Certificate of Incorporation.*
        (b)     By-laws.
        4(a)    Form of Common Stock Purchase Warrant.*
        (b)     Form of Warrant Agreement.*
        10(y)   Employment Agreement, dated January, 1 1996, between the Company and S. Peter Lebowitz.**
        (z)     Offshore Securities Subscription Agreement, dated April 2, 1997, between the Company and Willora Company Limited***
        (aa)    Form of Big Smith  Brands,  Inc. 6%  Convertible  Debenture  due
                March 31, 2000, dated April 2, 1997***
        (ab)    Warrant to Purchase Common Stock, dated as of April 2, 1997***

(b) No reports on Form 8-K have been filed for the quarter for which report is being filed.

--------------------------

* Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed on April ___, 1996.

*** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed on April 5, 1997.

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

                                  EXHIBIT INDEX

EXHIBIT
NO.                                 DESCRIPTION
---                                 -----------

        3(a)    Form of Restated Certificate of Incorporation.*
        (b)     By-laws.
        4(a)    Form of Common Stock Purchase Warrant.*
        (b)     Form of Warrant Agreement.*
        10(y)   Employment Agreement, dated January, 1 1996, between the Company and S. Peter Lebowitz.**
        (z)     Offshore Securities Subscription Agreement, dated April 2, 1997, between the Company and Willora Company Limited***
        (aa)    Form of Big Smith  Brands,  Inc. 6%  Convertible  Debenture  due
                March 31, 2000, dated April 2, 1997***
        (ab)    Warrant to Purchase Common Stock, dated as of April 2, 1997***

(b) No reports on Form 8-K have been filed for the quarter for which report is being filed.

--------------------------

* Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed on April ___, 1996.

*** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed on April 5, 1997.