Form 10KSB/A
period 1996-12-31
BIG SMITH BRANDS INC
filed 1997-07-15
CIK 931688

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-KSB


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

         We are filing this Amendment No. 2 to correct typographical errors in the original filing of the above-referenced Form 10KSB which resulted in incorrect tabular positioning of some of the entries in tables on the financial pages.

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

                             BIG SMITH BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                       1996            1995
                                                       ----            ----
CURRENT ASSETS
     Cash                                         $   170,551   $     4,207
     Temporary investments                            144,906       126,775
     Accounts receivable, less allowance for
         doubtful accounts;
         1996 - $326,144, 1995 - $46,579            3,150,830     2,782,049
     Royalties receivable                           1,195,803       714,542
     Inventories                                    4,144,764    11,507,966
     Prepaid expenses                                 151,978       209,220
     Deferred income taxes                                          319,873
                                                  -----------   -----------

         Total Current Assets                       8,958,832    15,664,632
                                                  -----------   -----------

PROPERTY AND EQUIPMENT, AT COST
     Land                                              20,000        20,000
     Buildings                                        471,109       460,139
     Equipment                                      1,936,848     1,718,301
     Vehicles                                          81,511        81,511
                                                  -----------   -----------
                                                    2,509,468     2,279,951
     Less accumulated depreciation                  1,098,311       926,234
                                                  -----------   -----------
                                                    1,411,157     1,353,717
                                                  -----------   -----------

OTHER ASSETS
     Trademarks, less accumulated amortization;
     1996 - $48,720, 1995 - $14,329                   467,140       501,531
     Other                                             12,130       192,964
                                                  -----------   -----------
                                                      479,270       694,495
                                                  -----------   -----------

                                                  $10,849,259   $17,712,844
                                                  ===========   ===========

See Notes to Consolidated Financial Statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         1996              1995
                                                         ----              ----
CURRENT LIABILITIES
     Current maturities of long-term debt           $  4,213,168   $  2,031,809
     Checks outstanding in excess of bank balance        284,552        177,344
     Accounts payable                                  1,985,318      3,020,436
     Accrued expenses                                    409,780        240,519
     Accrued restructuring/litigation                    651,302
     Accrued royalties                                   665,674        313,807
     Due to stockholder                                                  50,028
                                                    ------------   ------------

         Total Current Liabilities                     8,209,794      5,833,943
                                                    ------------    -----------


LONG-TERM DEBT                                           587,221      5,782,542
                                                    ------------   ------------

DEFERRED INCOME TAXES                                                    99,305
                                                                   ------------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized
         10,000,000 shares; issued and outstanding
         1996 and 1995 - 3,930,000 shares                 39,300         39,300
     Additional paid-in capital                        6,315,818      6,315,818
     Retained earnings (deficit)                      (4,302,874)      (358,064)
                                                    ------------   ------------
                                                       2,052,244      5,997,054
                                                    ------------   ------------

                                                    $ 10,849,259   $ 17,712,844
                                                    ============   ============


See Notes to Consolidated Financial Statements.

                             BIG SMITH BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           1996                1995
                                                           ----                ----

NET SALES
     Trade                                             $ 21,804,928    $ 21,486,773
     Royalties, net of related costs of $937,546 and
         $754,224 in 1996 and 1995, respectively          1,298,217       1,124,169
                                                       ------------    ------------
                                                         23,103,145      22,610,942
COST OF GOODS SOLD                                       19,840,931      18,312,193
                                                       ------------    ------------

GROSS PROFIT                                              3,262,214       4,298,749
                                                       ------------    ------------

OPERATING EXPENSES
     Selling                                              1,966,356       1,894,891
     General and administrative                           2,547,839       2,263,807
     Restructuring and litigation charges                 1,709,358
                                                        -----------     -----------

                                                          6,223,553       4,158,698
                                                        -----------     -----------

INCOME (LOSS) FROM OPERATIONS                            (2,961,339)        140,051
                                                       ------------     -----------

OTHER INCOME (EXPENSE)
     Miscellaneous income                                     9,093           5,026
     Interest income                                         15,794          39,469
     Interest expense                                      (760,291)       (791,282)
     Foreign currency transaction gain (loss)               (27,499)        (39,137)
                                                       ------------     ------------
                                                           (762,903)       (785,924)
                                                       ------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (3,724,242)       (645,873)

PROVISION (CREDIT) FOR INCOME TAXES                         220,568        (220,568)
                                                       ------------    ------------

NET LOSS                                               ($ 3,944,810)   ($   425,305)
                                                       ============    ============

NET INCOME (LOSS) PER SHARE (PRIMARY AND
     FULLY DILUTED)                                    ($      1.00)   ($      0.12)
                                                       ============    ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                          3,930,000       3,687,575
                                                       ============    ============

See Notes to Consolidated Financial Statements.

                             BIG SMITH BRANDS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                 Additional    Retained
                                      Common      Paid-In      Earnings
                                      Stock       Capital      (Deficit)        Total
                                      ------      -------      ---------        -----
BALANCE, DECEMBER 31, 1994           $     1                    $ 434,241      $  434,242

DIVIDENDS PAID - $.05 PER
SHARE                                                            (100,000)       (100,000)

TRANSFER OF S
CORPORATION
EARNINGS INCLUDED
IN RETAINED EARNINGS
TO ADDITIONAL PAID-IN
CAPITAL UPON
CONVERSION TO
C CORPORATION                                    $  267,000      (267,000)

SALE OF COMMON STOCK
PURSUANT TO AN INITIAL
PUBLIC OFFERING, NET
OF OFFERING COSTS OF
$1,731,883                            39,299      6,048,818                     6,088,117

NET LOSS - 1995                                                   (425,305)      (425,305)
                                     -------    -----------    ------------    -----------

BALANCE (DEFICIT),
DECEMBER 31, 1995                     39,300      6,315,818       (358,064)     5,997,054

NET LOSS - 1996                                                 (3,944,810)    (3,944,810)
                                     -------    -----------     -----------    -----------

BALANCE (DEFICIT),
DECEMBER 31, 1996                    $39,300    $ 6,315,818    ($4,302,874)   $ 2,052,244
                                     =======    ===========    ============   ===========

See Notes to Consolidated Financial Statements.

                             BIG SMITH BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                         1996               1995
                                                                         ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       ($3,944,810)   ($  425,305)
     Items not requiring cash:
         Depreciation and amortization                                  240,146        201,940
         Deferred income taxes                                          220,568       (220,568)
         Loss on sale or impairment of property and equipment           193,409
     Changes in:
         Accounts receivable                                           (368,781)       404,955
         Royalties receivable                                          (481,261)      (456,064)
         Inventories                                                  7,363,202     (3,903,173)
         Prepaid expenses                                                57,242       (157,691)
         Other assets                                                   165,835       (165,835)
         Accounts payable and accrued expenses                          267,078       (624,678)
                                                                    -----------    -----------
              Net cash provided by (used in) operating activities     3,712,628     (5,346,419)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of property and equipment                    35,670
     Purchase of property and equipment                                (230,437)      (460,295)
     Purchase of trademark                                                            (115,860)
     Purchase of temporary investments                                  (18,131)      (126,775)
     Refund of security deposits                                         14,999
                                                                    -----------    -----------
         Net cash used in investing activities                         (197,899)      (702,930)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Checks outstanding in excess of bank balance                       107,208        (87,939)
     Net borrowings (repayments)
         under line-of-credit agreement                              (3,121,767)       330,381
     Principal payments on long-term debt                              (283,798)      (307,412)
     Principal payments on loan from stockholder                        (50,028)
     Initial public offering costs paid                                              (1,620,468)
     Dividends paid                                                                    (100,000)
     Proceeds from issuance of capital stock                                          7,820,000
                                                                    ------------    -----------
         Net cash provided by (used in) financing activities         (3,348,385)      6,034,562
                                                                    -----------     -----------

INCREASE (DECREASE) IN CASH                                             166,344         (14,787)

CASH, BEGINNING OF YEAR                                                   4,207          18,994
                                                                    -----------     -----------

CASH, END OF YEAR                                                   $   170,551     $     4,207
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

(E) The equipment loan bears interest at 9.7% and is payable $7,921 per month including interest, due April 20, 2000 and secured by equipment.


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

                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 5:    INCOME TAXES (CONTINUED)

The provision (credit) for income taxes includes these components:

                                                                            1996          1995
                                                                            ----          ----

Taxes currently payable                                                $         0     $        0
Deferred income taxes:
     Change in tax status from S Corporation to C Corporation                              32,488
     Benefits of operating loss carryforwards                                            (262,501)
     Other                                                                                  9,445
     Change in beginning of year valuation allowance                       220,568
                                                                         ---------       ---------

                                                                          $220,568      ($220,568)
                                                                          ========      ==========

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                                       1996         1995
                                                                       ----         ----
Deferred tax assets:
     Allowance for doubtful accounts                             $   127,196    $  18,166
     Inventories                                                      68,392
     Provision for impairment losses on property and equipment        60,966
     Accrued health insurance                                         55,544       15,600
     Accrued compensated absences                                      4,866
     Accrued stock option compensation                                17,997        9,039
     Accrued restructuring litigation                                187,200
     Net operating loss carryforwards                              1,168,603      262,501
     Foreign tax credit carryforward                                  14,567       14,567
                                                                 -----------    ---------
                                                                   1,705,331      319,873
Deferred tax liabilities:
     Accumulated depreciation                                        (91,578)     (99,305)
                                                                 -----------    ---------

Net deferred tax asset before valuation                            1,613,753      220,568
                                                                 -----------    ---------

Valuation allowance:
     Beginning balance                                                     0            0
     (Increase) decrease during the period                         1,613,753
                                                                 -----------    ---------
     Ending balance                                                1,613,753            0
                                                                 -----------    ---------
     Net deferred tax asset (liability)                          $         0    $ 220,568
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
                                     ===========    ========

      A reconciliation of income tax expense (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:

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

      Information related to options, other than the special stock options discussed above, is summarized below:

                                                                   Weighted Average
                                                        Number of   Exercise Price
                                                         Options      Per Option
                                                         -------      ----------
Outstanding at December 31, 1994                              0
Granted                                                 136,650     $   3.18
Exercised                                                     0
Forfeited                                                (3,650)    $   3.18
                                                        -------
Outstanding at December 31, 1995 (0 exercisable)        133,000     $   3.18
Granted                                                 105,000     $   2.77
Exercised                                                     0
Forfeited                                               (35,350)    $   3.18
                                                        -------
Outstanding at December 31, 1996 (24,413 exercisable)   202,650     $   2.77
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




                             BIG SMITH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 16:        QUARTERLY FINANCIAL INFORMATION (UNAUDITED, NOT REVIEWED
                BY INDEPENDENT ACCOUNTANTS)


                                                                 Provision
                     Total       Operating                      (Credit) For    Earnings
                   Operating      Income            Other          Income      (Loss) Per
Calendar Quarter   Revenues       (Loss)          Expenses          Taxes         Share
----------------   --------       ------          --------          -----         -----

1996
 First         $  4,537,498    $   (67,127)      $ 199,999       $(104,178)   $ (0.04)
 Second           4,903,314       (224,565)        197,923        (164,773)     (0.07)
 Third(1)         6,541,815     (2,171,329)        181,884         504,087      (0.73)
 Fourth(1)        7,120,518       (498,318)        183,097         (14,568)     (0.16)
               ------------    -----------       ---------       ---------    --------

               $ 23,103,145    ($2,961,339)      $ 762,903(2)    $ 220,568    $ (1.00)
               ============    ===========       =========       =========    ========

1995
 First         $  4,394,536    $    71,510       $ 182,977       $ (14,248)   $ (0.03)
 Second           5,679,590         17,457         151,023         (48,087)     (0.03)
 Third            6,618,458        253,539         223,032          12,745       0.01
 Fourth           5,918,358       (202,455)        228,892        (170,978)     (0.07)
               ------------    -----------       ---------       ---------    --------

               $ 22,610,942    $   140,051       $ 785,924(2)    ($220,568)   $ (0.12)
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