Form 10QSB
period 1997-06-30
BIG SMITH BRANDS INC
filed 1997-08-19
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

                                 (561) 367-8283
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes__X__            No____

Number of shares of common stock outstanding as of July 31, 1997:  3,995,987


Transitional Small Business Disclosure Format (check one):  Yes____    No__X__

                                      INDEX

                                                                          Pages
                                                                          -----


PART I    FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements


                      Balance Sheet as of June 30, 1997                       3

                      Statements of Operations for the three
                       month and six month periods ended
                       June 30, 1997 and 1996                                 4

                      Statement of Stockholders' Equity for the
                        six months ended June 30, 1997                        5

                      Statements of Cash Flows for the six months
                        ended June 30, 1997 and 1996                          6

                      Notes to Financial Statements                           7


            Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 8

PART II  OTHER INFORMATION                                                    14


SIGNATURE                                                                     18
EXHIBIT INDEX                                                                 19

                             BIG SMITH BRANDS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                        $     39,814
  Temporary investments                                             72,233
  Accounts receivable, less allowance
       for doubtful accounts of  $343,468                        2,381,992
  Royalties receivable                                           1,194,681
  Inventories                                                    5,167,836
  Prepaid expenses                                                 248,745
                                                              ------------
               Total Current Assets                              9,111,214

PROPERTY AND EQUIPMENT, AT COST
  Land                                                              20,000
  Buildings                                                        471,109
  Equipment                                                      1,947,268
  Vehicles                                                          83,085
                                                              ------------
                                                                 2,521,462
  Less Accumulated depreciation                                  1,188,470
                                                                 1,332,992
OTHER ASSETS
  Security deposits                                                 18,042
  Loan Fees, net of amortization of $15,544                        348,482
  Trademark, net of amortization of $65,915                        449,945
                                                              ------------
                                                              $ 11,254,762
                                                              ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                       $  3,952,122
  Checks outstanding in excess of bank balance                    364,846
  Accounts payable                                              2,131,136
  Accrued Restructuring/Litigation                                603,939
  Accrued royalties                                               665,674
  Accrued expenses                                                353,287
                                                             ------------

         Total Current Liabilities                              8,071,004


LONG-TERM DEBT                                                  1,664,297
                                                             ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 10,000,000 shares:
       issued and outstanding 3,995,987 shares                     39,960
  Additional paid-in capital                                    7,145,158
  Retained earnings                                            (5,665,657)
                                                             -------------
                                                                1,519,461
                                                             ------------
                                                             $ 11,254,762
                                                             ============

See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Month Period              Six Month Period
                                                   Ended June 30,                 Ended June 30,
                                                   --------------                 --------------
                                                1997           1996            1997           1996
                                                ----           ----            ----           ----
NET SALES
Trade                                         $ 2,365,784    $ 4,509,572    $ 4,109,607    $ 8,667,566
Royalties, net of related costs of $300,890
  and $491,494 in the three months and six
  months ended June 30, 1996, respectively              0        393,742              0        773,248
                                              -----------    -----------    -----------    -----------
                                                2,365,784      4,903,314      4,109,607      9,440,814

COST OF GOODS SOLD                              1,964,980      4,035,236      3,431,738      7,636,111
                                              -----------    -----------    -----------    -----------

GROSS PROFIT                                      400,804        868,078        677,869      1,804,703
                                              -----------    -----------    -----------    -----------
OPERATING EXPENSES
  Selling                                         373,208        427,707        662,486        891,715
  General and administrative                      516,468        664,936        996,196      1,204,683
                                              -----------    -----------    -----------    -----------
                                                  889,676      1,092,643      1,658,682      2,096,398
                                              -----------    -----------    -----------    -----------


INCOME (LOSS) FROM
  OPERATIONS                                     (488,872)      (224,565)      (980,813)      (291,695)
                                              -----------    -----------    -----------    -----------


OTHER INCOME (EXPENSE)
  Miscellaneous income                            (48,946)       (19,263)       (74,934)       (34,399)
  Interest expense                               (198,872)      (178,660)      (307,035)      (363,521)
                                              -----------    -----------    -----------    -----------
                                                 (247,818)      (197,923)      (381,969)      (397,920)
                                              -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE
  INCOME TAXES                                   (736,690)      (422,488)    (1,362,782)      (689,615)
CREDIT FOR INCOME TAXES                                 0        164,773              0        268,951
                                              -----------    -----------    -----------    -----------
NET INCOME (LOSS)                             $  (736,690)   $  (257,715)   $(1,362,782)   $  (420,664)
                                              ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE                   $      (.19)   $      (.07)   $     (0.35)   $     (0.11)
                                              ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                   3,952,000      3,930,000      3,941,000      3,930,000
                                              ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                Common Stock,
                                               $.01 par value
                                               --------------
                                                           Additional     Retained        Total
                                                             paid-in      earnings     stockholders'
                                       Shares    Amount      capital      (deficit)       equity
                                       ------    ------      -------      ---------       ------

Balances at December 31, 1996        3,930,000   $39,300   $6,315,818   $(4,302,874)   $ 2,052,244

Discount on Convertible Debentures                            800,000                      800,000

Conversion of Debentures                65,987       660       29,340                       30,000

Net Income (loss)                           --        --           --    (1,362,783)    (1,362,783)
                                     ---------   -------   ----------   -----------    -----------
Balances at June 30, 1997            3,995,987   $39,960   $7,145,158   $(5,665,657)   $ 1,519,461
                                     =========   =======   ==========   ===========    ===========


See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                   1997          1996
                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $(1,362,782)   $(420,664)
  Item not requiring cash:
    Depreciation and amortization                                  122,898      121,705
    Deferred income taxes                                                      (268,951)
  Changes in:
    Accounts receivable                                            769,960      160,188
    Inventories                                                 (1,023,073)     469,139
    Prepaid expenses                                              (102,680)    (131,862)
    Other assets                                                    (5,978)     (73,719)
    Accounts payable and accrued expenses                           41,962      106,133
                                                               -----------    ---------
       Net cash used in operating activities                    (1,559,693)     (38,031)
                                                               -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (11,994)     (82,533)
  Sale (purchase) of temporary investments                          72,673      (73,838)
                                                               -----------    ---------
      Net cash provided (used) in investing activities              60,679     (156,371)
                                                               -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Checks outstanding in excess of bank balance                      80,294      217,754
  Net borrowings (repayments) under line-of-credit agreement       (32,791)     139,429
  Principal payments on long-term debt                            (115,226)    (108,640)
  Net proceeds from convertible debenture                        1,436,000
  Principal payment on loan from stockholder                                    (50,028)
      Net cash provided by financing activities                  1,368,277      198,515
                                                               -----------    ---------

INCREASE (DECREASE) IN CASH                                       (130,737)       4,113
CASH, BEGINNING OF PERIOD                                          170,551        4,207
                                                               -----------    ---------
CASH, END OF PERIOD                                            $    39,814    $   8,320
                                                               ===========    =========

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

In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations, stockholders' equity and its cash flows for the three month period then ended.

The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

NOTE 3:  INCOME PER SHARE INFORMATION

Net earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalent shares from stock options and warrants unless the effect of common stock equivalents is anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The discussion and analysis set forth below is for the three month and six month periods ended June 30, 1997 and June 30, 1996. It should be read in conjunction with the Unaudited Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB. The Company believes that its business is seasonal and has experienced and expects to continue to experience lower revenues and net income in the first half of each fiscal year as compared to the second half of each fiscal year. This seasonality is due to increased sales in the apparel industry during the Christmas season and the increase in sales of the Company's winter weight garments, which sell at higher per unit prices than the Company's other products, and back-to-school clothes, during the months of August through November. In addition, the Company's quarterly results may fluctuate depending upon the timing of delivery of large orders and the introduction of new product lines or additional labels, among other things. See "--Seasonality."

         Forward-Looking Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and"expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the status of relations between the Company and its primary customers and distributors, unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-KSB for the year ended December 31, 1996 (the "Form 10K"). Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date thereof or to reflect the occurrence of unanticipated events.

         Financial Disclosure. The discussion and analysis set forth below is for the fiscal quarters ended June 30, 1997 and June 30, 1996 and it should be read in conjunction with the Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB as well as the Financial Statements of the Company for the fiscal years ended December 31, 1996 and December 31, 1995 and the related Notes thereto appearing in the Form 10-K.

         Going Concern. The Company's viability as a going concern is dependent upon the successful refinancing of its principal line of credit, which expired on June 30, 1997 and its meeting its liquidity needs subsequent to such date, which needs could exceed the amount of borrowings available under the existing agreement. On June 10, 1997, the Company entered into a letter of intent with the CIT Group/Credit Finance ("CIT") providing for a three year working capital line. The letter of intent provides for a working capital line of credit of $7 million secured by property, equipment and other long-lived assets; collateralized borrowings against accounts receivable and inventory. CIT has substantially completed its due diligence. Closing is pending subject to completion of negotiations with MBCI as to the precise amount of its remaining second lien so the Company can comply with the excess availability provisions of the letter of intent with CIT. Additionally, on April 2, 1997, the Company closed a placement of $1.7 million of Debentures (as hereinafter defined) with an offshore investor. See "--Liquidity and Capital Resources".

         The Company has also initiated proceedings to collect certain significant delinquent accounts receivable from its foreign licensees and distributors. See "Part II. Other Information Item I. Legal Proceedings--Other Litigation." Additionally, the Company has taken steps to increase sales of its Big Smith and other branded products during the last six months of 1997, including developing relationships with substantial new customers. The Company also is taking initial steps towards establishing an international network for distribution of Big Smith and other branded products internationally, through meetings currently scheduled for September with candidates for distributorships in three countries. Finally, the Company has developed a new product line of branded young mens' sportswear, to be formally introduced at an industry wide trade show during the last week of August. The Company believes that this new line could provide revenues to replace the high margin revenue stream previously provided by Caterpillar branded products.

         The following discussion and analysis should be read in conjunction with the Company's financial statements appearing elsewhere in this report.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 1997  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
1996

         Net trade sales, for the three months ended June 30, 1997 decreased by $2.14 million, or 47.5%, to $2.37 million from $4.51 million for the three months ended June 30, 1996. Net sales for the three months ended June 30, 1997 of Caterpillar branded products, Big Smith and other branded products, and private label products were $0, $2.0 million and $370,000, respectively, as compared with $1.89 million, $1.77 million and $850,000, respectively, for the three months ended June 30, 1996. The decrease in sales of Caterpillar branded products resulted from the decision of the Company to cease sales of Caterpillar branded products and due to a license dispute and purported termination by Caterpillar, Inc. ("Caterpillar"). See "Part II. Other Information Item 1. Legal Proceedings." The increase in sales of Big Smith and other branded products resulted from the addition of new customers and additional products being purchased by existing customers, reflecting the increased marketing by the Company of such products. The decrease in private label sales reflected the Company's strategic decision in 1996 to phase out certain low margin private label programs for Kmart Corporation. The Company's strategy following its cessation of sales of Caterpillar branded products is to focus its marketing efforts on increasing sales of Big Smith and other branded products, and, beginning in the third quarter of fiscal 1997, the Company's new line of young mens' sportswear, rather than on sales under licensed labels or low margin private label programs. For the three months ended June 30, 1997, sales of Caterpillar branded products, Big Smith and other branded products, and private label products accounted for 0.0%, and 84.8% and 15.2% of net trade sales, respectively, as compared with 41.9%, 39.2% and 18.9% of net trade sales, respectively, for the three months ended June 30, 1996. Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad net of related costs for the three months ended June 30, 1997 decreased to $0 from $393,742 for the three months ended June 30, 1996 reflecting the cessation of sales of Caterpillar branded products. The Company also is taking initial steps towards establishing an international network for distribution of Big Smith and other branded products, through meetings currently scheduled for September with candidates for distributorships in three countries.

         Gross profit, excluding that from net royalties, for the three months ended June 30, 1997 was $401,000, or 16.9% of net trade sales, compared to $470,000, or 10.4% of net trade sales, for the three months ended June 30, 1996. The increase in gross profit percentage was primarily due to the decrease in low margin private label sales resulting from the discontinued private label programs for the Kmart Corporation, a reduction in sales of closeouts and irregulars over the same period last year, and the increase in sales of Big Smith and other branded products which were only partially offset by the loss of sales of Caterpillar branded products.

         Selling expenses decreased by $60,000 to $370,000, or 15.6% of net trade sales, for the three months ended June 30, 1997, from $430,000, or 9.5% of net trade sales, for the three months ended, June 30, 1996. This decrease in selling expenses resulted principally from a decrease of $102,000 in royalty expense resulting from decreased sales by the Company of Caterpillar branded products, a decrease of $39,000 in advertising and trade shows expense and a decrease in shipping expense of $51,000 resulting from the decrease in trade sales partially offset by an increase of $115,000 in selling expense relating to design, personnel and sampling of the new sportswear division. General and administrative expenses were $520,000, or 21.9% of net trade sales during the three months ended June 30, 1997, compared with $660,000, or 14.6% of net trade sales, for the three months ended June 30, 1996. The decrease in general and administrative expense was primarily due to a decrease of payroll and related expense of $95,000 along with a decrease in other administrative costs related to the downsizing and restructuring. The Company has retained a consultant to analyze, among other things, its selling and general and administrative expenses, and report to the Company during the third quarter of 1997. The Company believes that it will begin to implement such consultant's recommendations immediately.

         The Company's interest expense for the three months ended June 30, 1997 was $199,000, or 8.4% of net trade sales, as compared with $179,000, or 4.0% of net trade sales, for the three months ended June 30, 1996. The increase in interest expense is primarily related to the amortization of the discount on the Debentures. The credit for income taxes for the three month period ended June 30, 1997 declined to $0 compared to $165,000 for the three month period ended June 30, 1996.

         As a result of the foregoing, the Company's net loss for the three months ended June 30, 1997 increased to $736,690 from a net loss of $257,715 for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30,1996

         Net trade sales, for the six months ended June 30, 1997 decreased by $4.56 million, or 52.6%, to $4.11 million from $8.67 million for the six months ended June 30, 1996. Net trade sales for the six months ended June 30, 1997 of Caterpillar branded products, Big Smith and other branded products, and private label products were $80,000, $3.55 million and $489,000, respectively, as compared with $3.31 million, $3.41 million and $1.95 million, respectively, for the six months ended June 30, 1996. The decrease in sales of Caterpillar branded products resulted primarily from the decision of the Company to cease sales of Caterpillar branded products due to a license dispute and purported termination by Caterpillar. See "Part II. Other Information Item 1. Legal Proceedings." The increase in sales of Big Smith and other branded products resulted from the addition of new customers and additional products being purchased by existing customers, reflecting the increased marketing by the Company of such products. The decrease in private label sales reflected the Company's strategic decision in 1996 to phase out certain low margin private label programs for Kmart Corporation. The Company's strategy following its cessation of sales of Caterpillar branded products is to focus its marketing efforts on increasing sales of Big Smith and other branded products, and, beginning in the third quarter of fiscal 1997, the Company's new line of young mens' sportswear, rather than on sales under licensed labels or low margin private label programs. For the six months ended June 30, 1997, sales of Caterpillar branded products, Big Smith and other branded products, and private label products accounted for 1.9% and 86.4% and 11.7% of net trade sales, respectively, as compared with 38.1%, 39.4% and 22.5% of net trade sales, respectively, for the six months ended June 30, 1996. Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad net of related costs for the six months ended June 30, 1997 decreased to $0 from $773,248 for the six months ended June 30, 1996 reflecting the cessation of sales of Caterpillar branded products. The Company also is taking initial steps towards establishing an international network for distribution of Big Smith and other branded products, through meetings currently scheduled for September with candidates for distributorships in three countries.

         Gross profit, excluding that from net royalties, for the six months ended June 30, 1997 was $680,000, or 16.5% of net trade sales, compared to $1.03 million, or 11.9% of net trade sales, for the six months ended June 30, 1996. The increase in gross profit percentage was primarily due to the decrease in low margin private label sales resulting from the discontinued private label programs for the Kmart Corporation, a reduction in sales of closeouts and irregulars over the same period last year, and the increase in Big Smith and other branded products which were only partially offset by the loss of sales of Caterpillar branded products.

         Selling expenses decreased by $230,000 to $660,000, or 16.1% of net trade sales, for the six months ended June 30, 1997, from $890,000, or 10.3% of net trade sales, for the six months ended June 30, 1996. The decrease in selling expenses resulted principally from a decrease of $187,000 in royalty expense resulting from decreased domestic sales by the Company of Caterpillar branded products, a decrease of $71,000 in advertising and trade shows expense and a $44,000 decrease in sample expense, and a decrease of $78,000 in shipping expense resulting from the decrease in trade sales partially offset by an increase of $115,000 in selling expense relating to design, personnel and sampling of the new sportswear division. General and administrative expenses were $1.0 million, or 24.3% of net trade sales during the six months ended June 30, 1997, compared with $1.2 million, or 13.8% of net trade sales, for the six months ended June 30, 1996. The decrease in general and administrative expense was primarily due to a decrease of $159,000 in payroll and related expenses due to the Company's downsizing and restructuring following its discontinuance of the Caterpillar branded goods program.

         The Company's interest expense for the six months ended June 30, 1997 was $307,000, or 7.5% of net trade sales, as compared with $364,000, or 4.2% of net trade sales, for the six months ended June 30, 1996. The increase in interest expense is primarily related to the amortization of the discount on the Debentures. The credit for income taxes for the six month period ended June 30, 1997 declined to $0 compared to $269,000 for the six month period ended June 30, 1996.

         As a result of the foregoing, the Company's net loss for the six months ended June 30, 1996 increased to $1,362,782 from a net loss of $420,664 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Going Concern. The Company's viability as a going concern is dependent upon the successful refinancing of its principal line of credit, which expired on June 30, 1997 and its meeting its liquidity needs subsequent to such date, which needs could exceed the amount of borrowings available under the existing agreement. On June 10, 1997, the Company entered into a letter of intent with the CIT providing for a three year working capital line. The letter of intent provides for a working capital line of credit of $7 million secured by property, equipment and other long-lived assets; collateralized borrowings against accounts receivable and inventory. CIT has substantially completed its due diligence. Closing is pending subject to completion of negotiations with MBCI as to the precise amount of its remaining second lien so the Company can comply with the excess availability provisions of the letter of intent with CIT. The Company has also initiated proceedings to collect certain significant delinquent accounts receivable from its foreign licensees and distributors. See "Part II. Other Information Item 1. Legal Proceedings--Other Litigation."

         On April 2, 1997, the Company closed an offshore placement of $1.7 million of its 6% Convertible Preferred Debentures due March 31, 2000 (the "Debentures") to a single accredited investor. Beginning 45 days after such closing, the Debentures will be convertible into Common Stock of the Company at a conversion ratio of one share for the lesser of (i) $2.80 or (ii) 70% (or 67.5% if converted more than 100 days from the closing of the offering) of the Market Price (as defined in the Debentures) of the Common Stock on the conversion date. The value of the discount included in the conversion ratio of the Debentures as of the issuance date will be credited to additional paid in capital and the resulting discount on the Debenture will be charged to 1997 operations as imputed interest.

         Goodbody International, Inc. served as introducing agent in connection with such placement and received in consideration of its services $255,000 and warrants to purchase 100,000 shares of Common Stock of the Company, exercisable at $2.00 per share, subject to adjustment at any time prior to March 31, 2002, subject to adjustment based upon the bid price of the Company's common stock for the five trading days ending on each anniversary of the date of issuance of the warrants.

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

         The Company has taken steps to increase sales of its Big Smith and other branded products during the last six months of 1997, including developing relationships with substantial new customers. The Company also is taking initial steps towards establishing an international network for distribution of Big Smith and other branded products, through meetings currently scheduled for September with candidates for distributorships in three countries. Additionally, the Company has developed a new product line of branded young mens' sportswear, to be formally introduced at an industry wide trade show during the last week of August. The Company believes that this new line could provide revenues to replace the high margin revenue stream previously represented by Caterpillar branded products.

         The Company has financed its operations primarily with borrowings under its line of credit and the proceeds from its initial public offering and Regulation S private placement since the consummation of its initial public offering. The Company has reduced inventories substantially from the prior year levels, primarily in connection with cessation of sales of Caterpillar branded products. The Company also has certain significant delinquent accounts receivable from its foreign licensees and distributors and the purchaser of certain Caterpillar inventory which have a significant impact on the amount available to the Company under its working capital lines of credit. The Company has instituted proceedings to collect these accounts receivable. See "Part II. Other Information Item 1. Legal Proceedings--Other Litigation." Cash used in operating activities totaled $1.6 million and $38,000 in the three months ended June 30, 1997 and 1996, respectively. During the first half of each year, the Company typically experiences negative cash flow from operations due to the build-up of inventory in preparation for increased sales volume in the second half of each year. See "--Seasonality."

         At June 30, 1997 and June 30, 1996, working capital was $1.0 million and $4.4 million, respectively. Working capital may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

         At June 30, 1997, the Company had a $9 million line of credit with Mercantile Business Credit Inc. ("MBCI"), with borrowing levels based upon a specified percentage of eligible accounts receivable and inventories. The amount outstanding under the credit line as of June 30, 1997 and June 30, 1996 was $3.6 million, and $6.9 million respectively. The line of credit bears interest at the MBCI prime rate plus a premium interest factor of 0.75 percent. The line of credit also permits overadvances for up to 120 days per year, peaking at $500,000. The overadvance portion of the line of credit has an interest rate equal to the prime rate as published by MBCI plus an interest premium factor of
1.75. The line of credit is secured by the Company's accounts receivable, inventory, property and equipment and general intangibles and matured on June 30, 1997. The Company is currently negotiating with MBCI a stand-still forbearance agreement pursuant to which MBCI would continue to provide funding availability under line of credit until the closing of the contemplated new line of credit.

CAPITAL EXPENDITURES

         Capital expenditures totaled approximately $12,000 for the six months ended June 30, 1997.

INTANGIBLE ASSETS

         In 1995, the Company purchased the Big Smith trademark for the seven countries in Europe in which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

SEASONALITY

         The Company's sales are generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to an increase in sales of winter weight garments, which sell at higher prices, combined with continued sales of regular weight garments. This seasonality impacts the cash flow of the Company significantly since the Company's inventory levels typically tend to increase during the first half of the year in preparation for anticipated higher sales levels in the second half of the year. See "--Liquidity and Capital Resources."

FORWARD LOOKING STATEMENTS

         Certain statements contained in this discussion may be deemed forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the status of relations between the Company and its primary customers, licensees, and distributors, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1996.

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

         On August 26, 1996, Caterpillar filed responses to the Company's counterclaims, On August 28, 1996, the District Court granted in part Mr. Lebowitz's motion and dismissed him from the breach of contract and declaratory judgment counts of the complaint.

         On September 3, 1996, the Company moved for reconsideration or in the alternative, certification to the United States Court of Appeals for the Seventh Circuit of the August 19th Order granting Caterpillar summary judgment. On September 24, 1996, the District Court certified for appeal the question of whether Illinois common law has a "good cause" requirement for terminating a franchise agreement that meets the definition of a franchise under Illinois law, but does not involve a franchise located in the State of Illinois and stayed further action in the pending litigation until the Court of Appeals rules on the certified question. On October 4, 1996, the Defendants filed a Petition for Permission to Appeal with the Seventh Circuit Court of Appeals (the "Court of Appeals), and on October 15, 1996, Caterpillar filed a response to such petition. On December 6, 1996, the Court of Appeals denied the Petition for Permission to Appeal.

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

Other Litigation

         The Company is involved in litigation with a number of its foreign distributors in connection with their refusal to pay royalties the Company believes to be due in respect of sales by such distributors of Caterpillar branded products prior to the Company's ceasing to sell such products and a purchaser in 1996 of certain of the Company's remaining Caterpillar branded inventory. Additionally, certain distributors have made claims against the Company relating to the effects of the purported termination of the Caterpillar license on their arrangements with the Company. A summary of these actions follows.

         On December 11, 1996, BSG filed suit in the UK High Court against The Big Yellow Corporation Limited ("Big Yellow") seeking to collect unpaid royalties of approximately 500,000 British pounds together with interest. The Company believes that following filing of the suit additional royalties in an amount of approximately 180,000 British pounds have become due and owing. Big Yellow has filed a counterclaim against BSG and the Company alleging quantifiable damages of approximately 18.15 million British pounds and unquantifiable damages for breach of contract, interest and indemnity in respect of potential claims by Caterpillar. On April 3, 1997, BSG amended its Statement of Claim to include allegations of damages for breach of contract against Big Yellow. The parties are completing the discovery process and are waiting for the court to determine an available trial date.

         On January 6, 1997, All American filed suit against BSG in the UK High Court seeking damages for breach of contract and interference with contractual relations and interest. All American has not yet specified its damages. This suit has been withdrawn.

         On March 20, 1997, the Company and BSG filed suit against All American in the Commercial Court of Paris, France seeking recovery of approximately $133,000 of accounts receivable it believes are due and owing. A hearing on a summary judgment motion is currently scheduled for May 22, 1997. The defendant has paid $118,000 of the total amount claimed by the Company. The remaining $15,000 is still the subject of litigation.

         On March 21, 1997 the Company filed suit against KPR Sports International, Inc. ("KPR") in United States District Court for the Eastern District of Pennsylvania, in connection with KPR's breach of contract in its failure to pay the full agreed upon price relating to its purchase from the Company of certain Caterpillar inventory. KPR has filed an answer and affirmative defenses and the parties are currently engaged in discovery.

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

ITEM 2.  Changes in Securities.
         None.

ITEM 3.  Defaults Upon Senior Securities.
         None.

ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         At the Annual Meeting of Stockholders held on June 12, 1997, 3,913,000 of the 3,930,000 shares eligible to vote at the meeting were cast in favor of the election of each of the following persons to serve on the Board of Directors of the Company: S. Peter Lebowitz, Julian Shaps, Glen Freeman, Theodore Listerman and Jack Schultz, constituting the entire Board of Directors. 17,000 shares eligible to vote at the meeting were cast against the election of the above named persons as directors, and 0 shares eligible to vote at the meeting were withheld. 3,914,000 of the 3,930,000 shares eligible to vote at the meeting were cast for, 16,000 votes were cast against and 0 votes were withheld, approving the appointment of the firm of Baird, Kurtz & Dobson as the Company's Independent Auditors for the fiscal year ending December 31, 1997.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)
                                  EXHIBIT TABLE

EXHIBIT
   NO.                      DESCRIPTION
   ---                      -----------

3(a)   Form of Restated Certificate of Incorporation.*
(b)    By-laws.*
4(a)   Form of Common Stock Purchase Warrant.*
(b)    Form of Warrant Agreement.*
10(y) Employment Agreement, dated January 1, 1996, between the Company and S. Peter Lebowitz.**
(z) Offshore Securities Subscription Agreement, dated April 2, 1997, between the Company and Willora Company Limited.***
(aa) Form of Big Smith Brands, Inc., 6% Convertible Debenture due March 31, 2000, dated April 2, 1992.***
(ab)   Warrant to Purchase Common Stock, dated as of April 2, 1997.***

        (b) No reports on Form 8-K have been filed for the quarter for which report is being filed.

--------------------------
* Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed on April 4, 1996.

*** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed on April 15, 1997.

                                   SIGNATURES

     IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             BIG SMITH BRANDS, INC.
                                                        REGISTRANT



DATE:  AUGUST 19, 1997                       /s/ Terry L. Dober
                                             --------------------
                                             TERRY L. DOBER
                                             VICE PRESIDENT OF FINANCE AND
                                             AUTHORIZED REGISTRANT SIGNER
                                             (PRINCIPAL ACCOUNTING
                                             AND FINANCIAL OFFICER)

                                  EXHIBIT INDEX

EXHIBIT
   NO.                      DESCRIPTION
   ---                      -----------

3(a)   Form of Restated Certificate of Incorporation.*
(b)    By-laws.*
4(a)   Form of Common Stock Purchase Warrant.*
(b)    Form of Warrant Agreement.*
10(y) Employment Agreement, dated January 1, 1996, between the Company and S. Peter Lebowitz.**
(z) Offshore Securities Subscription Agreement, dated April 2, 1997, between the Company and Willora Company Limited.***
(aa) Form of Big Smith Brands, Inc., 6% Convertible Debenture due March 31, 2000, dated April 2, 1992.***
(ab)   Warrant to Purchase Common Stock, dated as of April 2, 1997.***



--------------------------
* Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed on April 4, 1996.

*** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed on April 15, 1997.