Form 10QSB
period 1997-09-30
BIG SMITH BRANDS INC
filed 1997-11-19
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.

                         Commission file number 01-13470

                             BIG SMITH BRANDS, INC.
--------------------------------------------------------------------------------
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

Yes [X]             No [ ]

Number of shares of common stock outstanding as of October 31, 1997:  3,995,987

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

                                             INDEX

                                                                          Pages
                                                                          -----


PART I      FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements

                 Balance Sheet as of September 30, 1997.......................3

                 Statements of Operations for the three
                 months and nine month periods ended
                 September 30, 1997 and 1996..................................4

                 Statement of Stockholders' Equity for the
                 nine months ended September 30, 1997.........................5

                 Statements of Cash Flows for the nine months
                 ended September 30, 1997 and 1996............................6

                 Notes to Financial Statements................................7


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................8

PART II OTHER INFORMATION....................................................15

SIGNATURE....................................................................18

EXHIBIT INDEX................................................................19

                             BIG SMITH BRANDS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                        $     31,403
  Temporary investments                                             80,313
  Accounts receivable, less allowance
       for doubtful accounts of $637,451                         4,028,706
  Commissions receivable                                         1,194,681
  Inventories                                                    4,305,497
  Prepaid expenses                                                 239,190
                                                              ------------
            Total Current Assets                                 9,879,790
                                                              ------------


PROPERTY AND EQUIPMENT, At Cost
  Land                                                              20,000
  Buildings                                                        473,195
  Equipment                                                      1,953,493
  Vehicles                                                          83,085
                                                              ------------
                                                                 2,529,773
  Less Accumulated depreciation                                  1,235,250
                                                              ------------
                                                                 1,294,523
                                                              ------------
OTHER ASSETS
  Security deposits                                                 12,530
  Loan Fees, net of amortization of $46,633                        330,165
  Trademark, net of amortization of $74,513                        441,347
                                                              ------------
                                                              $ 11,958,355
                                                              ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                         $  5,505,001
  Checks outstanding in excess of bank balance                      119,568
  Accounts payable                                                2,104,153
  Accrued Restructuring/Litigation                                  598,764
  Accrued royalties                                                 665,674
  Accrued expenses                                                  457,205
                                                               ------------

        Total Current Liabilities                                 9,450,365


LONG-TERM DEBT                                                    1,809,381
                                                               ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 10,000,000 shares:
       issued and outstanding 3,995,987 shares                       39,960
  Additional paid-in capital                                      7,145,158
  Retained earnings                                              (6,486,509)
                                                               ------------
                                                                    698,609
                                                               ------------
                                                               $ 11,958,355
                                                               ============
See Notes to Consolidated Financial Statements

                                    BIG SMITH BRANDS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                       Three Month Period            Nine Month Period
                                       Ended September 30,           Ended September 30,

                                        1997         1996            1997        1996
                                        ----         ----            ----        ----
NET SALES
Trade                               $ 4,232,476  $ 6,181,048     $ 8,342,082   $14,848,613
Royalties, net of related costs
  of $303,492                                 0      360,767               0     1,134,015
  and $794,986, respectively        -----------  -----------     -----------   -----------
                                      4,232,476    6,541,815       8,342,082    15,982,628

COST OF GOODS SOLD                    3,512,065    6,161,939       6,943,802    13,798,052
                                    -----------  -----------     -----------   -----------

GROSS PROFIT                            720,411      379,876       1,398,280     2,184,576
                                    -----------  -----------     -----------   -----------

OPERATING EXPENSES
  Selling                               360,028      504,576       1,022,514     1,396,289
  General and administrative            605,444      649,148       1,601,640     1,853,827
  Restructuring and Litigation Cost     358,000    1,397,481         358,000     1,397,481
                                    -----------  -----------     -----------   -----------
                                      1,323,472    2,551,205       2,982,154     4,647,597
                                    -----------  -----------     -----------   -----------

INCOME (LOSS) FROM
  OPERATIONS                         (  603,061)  (2,171,329)     (1,583,874)   (2,463,021)
                                    ------------  -----------     ----------    ----------

OTHER INCOME (EXPENSE)
  Miscellaneous expense               (  35,477) (     6,368)      ( 110,411)    (  40,771)
  Interest expense                    ( 182,315) (   175,516)      ( 489,350)    ( 539,037)
                                    ------------ ------------    ------------  ------------
                                      ( 217,792) (   181,884)      ( 599,761)    ( 579,808)
                                    ------------ ------------    ------------  ------------

INCOME (LOSS) BEFORE
  INCOME TAXES                         (820,853) ( 2,353,213)     (2,183,635)  ( 3,042,829)
PROVISION FOR INCOME TAXES                    0  (   504,087)              0   (   235,136)
                                    -----------  ------------    -----------   ------------
NET INCOME (LOSS)                   $  (820,853) $(2,857,300)    $(2,183,635)  $(3,277,965)
                                    ============ ============    ============  ============
NET INCOME (LOSS) PER SHARE         $(     0.21) $(     0.73)    $(     0.55)  $    ( 0.83)
                                    ============ ==============  ============  ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                         3,995,987    3,930,000       3,959,000     3,930,000
                                    ===========  ===========     ===========   ===========

See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                                         Common Stock,
                                        $.01 par value
                                        --------------
                                                              Additional    Retained           Total
                                                               paid-in      earnings        stockholders'
                                       Shares      Amount      capital      (deficit)          equity
                                       ------      ------      -------      ---------       -----------
Balances at December 31, 1996         3,930,000    $39,300    $6,315,818    $(4,302,874)    $ 2,052,244

Discount on Convertible Debentures                               800,000                        800,000

Conversion of Debentures                 65,987        660        29,340                         30,000

Net Income (loss)                            --         --            --     (2,183,635)     (2,183,635)
                                      ---------    -------    ----------    -----------     -----------
Balances at September 30, 1997        3,995,987    $39,960    $7,145,158    $(6,486,509)    $   698,609
                                      =========    =======    ==========    ===========     ===========



See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                          1997           1996
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $(2,183,635)    $(3,277,965)
Items not requiring cash:
Depreciation and amortization                           211,608         373,381
Deferred income taxes                                                   220,568
Amortization of Debenture discount                      142,600
Changes in:
Accounts receivable                                    (878,998)     (1,350,691)
Inventories                                            (160,733)      3,429,483
Prepaid expenses                                        (87,212)       (134,834)
Other assets                                           (113,198)        181,858
Accounts payable and accrued expenses                   113,723         712,463
                                                    -----------     -----------
Net cash provided (used) in operating activities     (2,955,845)        154,263
                                                    -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                      (20,305)       (413,959)
Sale (Purchase) of temporary investments                 64,594         (65,677)
                                                    -----------     -----------
Net cash provided (used) in investing activities         44,289        (479,636)
                                                    -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Checks outstanding in excess of bank balance           (164,984)        (16,941)
Net borrowings under line-of-credit agreement         1,774,718         260,559
Principal Payments on long-term debt                   (273,326)        141,390
Net Proceeds from Convertible Debenture               1,436,000
Principal payment on loan from stockholder                              (50,028)
                                                    -----------     -----------
Net cash provided by financing activities             2,772,408         334,980
                                                    -----------     -----------



INCREASE (DECREASE) IN CASH                            (139,148)          9,607

CASH, BEGINNING OF PERIOD                               170,551           4,207
                                                    -----------     -----------

CASH, END OF PERIOD                                 $    31,403     $    13,814
                                                    ===========     ===========

See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

Big Smith Brands, Inc. (the "Company") manufactures and sells quality work apparel under a variety of brand names, including Big Smith, Smith Mountain Classics, Big Smith Sportswear and Big Smith Vintage. The Company markets its products to national chains and local stores worldwide.

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

In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations, stockholders' equity and its cash flows for the nine month period then ended.

The results of operations for the period ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."


NOTE 3:  INCOME PER SHARE INFORMATION

Net earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalent shares from stock options and warrants unless the effect of common stock equivalents is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General

         The discussion and analysis set forth below is for the three month and nine month periods ended September 30, 1997 and September 30, 1996. It should be read in conjunction with the Unaudited Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB. The Company believes that its business is seasonal and has experienced and expects to continue to experience lower revenues and net income in the first half of each fiscal year as compared to the second half of each fiscal year. This seasonality is due to increased sales in the apparel industry during the Christmas season and the increase in sales of the Company's winter weight garments, which sell at higher per unit prices than the Company's other products, and back-to-school clothes, during the months of August through November. In addition, the Company's quarterly results may fluctuate depending upon the timing of delivery of large orders and the introduction of new product lines or additional labels, among other things. The Company believes that sales of Big Smith Sportswear branded products will be less seasonal than sales of its traditional product lines and that as such sales increase as a proportion of the Company's total sales the seasonality of the Company's business will decline. See "--Seasonality."

         Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and"expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the status of relations between the Company and its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-KSB for the year ended December 31, 1996 (the "Form 10K"). Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date thereof or to reflect the occurrence of unanticipated events.

         Financial Disclosure. The discussion and analysis set forth below is for the fiscal quarters ended September 30, 1997 and September 30, 1996 and it should be read in conjunction with the Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB as well as the Financial Statements of the Company for the fiscal years ended December 31, 1996 and December 31, 1995 and the related Notes thereto appearing in the Form 10-K.

         Going Concern. The Company's viability as a going concern is dependent upon the successful refinancing of its principal line of credit, which expired on June 30, 1997 and its meeting its liquidity needs subsequent to such date, which needs could exceed the amount of borrowings available under the existing agreement. Currently, the Company is operating under a standstill agreement, dated August 22, 1997, with Mercantile Business Credit, Inc., (the "Standstill Agreement") providing financing in the interim period following the maturation of the Company's principle line of credit. The Standstill Agreement will expire by its terms on December 5, 1997. See -- "Liquidity and Capital Resources."

         On June 10, 1997, the Company entered into a letter of intent with the CIT Group/Credit Finance ("CIT") providing for a three year working capital line. The letter of intent provides for a working capital line of credit of $7 million secured by property, equipment, and other long-lived assets; collateralized borrowings against accounts receivable and inventory. The Company has also since entered into negotiations with NationsCredit Commercial Funding, Inc., and Foothill Capital Corporation as potential alternatives to CIT. All three lenders have substantially completed their due diligence. The Company believes it will reach an agreement with one of the three lending institutions and successfully close financing arrangements to replace the MBCI principal line of credit prior to the expiration of the Standstill Agreement. Additionally, on April 2, 1997, the Company closed a placement of $1.7 million of Debentures (as hereinafter defined) with an offshore investor. See "--Liquidity and Capital Resources."

         The Company has initiated proceedings to collect certain significant delinquent accounts receivable from its foreign licensees and distributors. See "Part II. Item I. Legal Proceedings--Other Litigation." Additionally, the Company has developed a new product line of branded young mens' sportswear, Big Smith Sportswear, which was introduced at an industry-wide trade show during the last week of August. The Company believes that this new line could provide revenues to replace the high margin revenue stream previously provided by Caterpillar branded products and began to receive and ship orders for such products during this three month period. Finally, the Company has taken steps to increase sales of its products during the last six months of 1997, including developing relationships with substantial new customers and taking initial steps towards establishing an international network for distribution of Big Smith Sportswear and other branded products internationally, through meetings held in September 1997 with candidates for international distributorships. Such meetings resulted in initial orders representing distribution primarily of Big Smith Sportswear and other branded products in five European countries. In addition, the Company will participate in the Inter-Jeans Trade Show in Cologne, Germany, in February 1998. The Company anticipates increased international distribution of its product lines, primarily Big Smith Sportswear, as a result of its participation in the Inter-Jeans Trade Show.

         The following discussion and analysis should be read in conjunction with the Company's financial statements appearing elsewhere in this report.

Results of Operations

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

         Net trade sales, for the three months ended September 30, 1997 decreased by $1.95 million, or 31.6%, to $4.23 million from $6.18 million for the three months ended September 30, 1997. Net sales for the three months ended September 30, 1997 of Caterpillar branded products, Big Smith and other branded products, and private label products were $0, $3.82 million and $410,000, respectively, as compared with $1.96 million, $3.51 million and $.71 million, respectively, for the three months ended September 30, 1996. The decrease in sales of Caterpillar branded products resulted from the decision of the Company to cease sales of Caterpillar branded products and due to the purported termination of the Company's license by Caterpillar, Inc. ("Caterpillar"). See "Part II. Item 1. Legal Proceedings". The increase in sales of Big Smith and other branded products resulted from the addition of new customers and additional products being purchased by existing customers reflecting the increased marketing by the Company of such products. The decrease in private label sales reflects the Company's strategic decision in 1996 to phase out certain low margin private label programs for Kmart Corporation.

         The Company's strategy following its cessation of sales of Caterpillar branded products is to focus its marketing efforts on increasing sales of Big Smith and other branded products, and, beginning in the three month period ended September 30, 1997, the Company's new line of young mens' sportswear, rather than on sales under licensed labels or low margin private label programs. For the three months ended September 30, 1997, Sales of Caterpillar branded products, Big Smith and other branded products, and private label products accounted for 0%, and 90.3% and 9.7% of net trade sales, respectively, as compared with 31.7%, 56.8% and 11.5% of net trade sales, respectively, for the three months ended September 30, 1996.

         Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad net of related costs for the three months ended September 30, 1997 were $0 as compared with $360,767 for the three months ended September 30, 1996, reflecting the cessation of sales of Caterpillar branded products. The Company has taken initial steps towards establishing an international network for distribution of Big Smith and other branded products, through meetings held in September 1997 with candidates for international distributorships. Such meetings resulted in initial orders primarily for Big Smith Sportswear in five European countries. In addition, the Company will participate in the Inter-Jeans Trade Show in Cologne, Germany, in February 1998. The Company anticipates increased international distribution of its product lines, primarily Big Smith Sportswear, as a result of its participation in the Inter-Jeans Trade Show.

         Gross profit, excluding that from net royalties, for the three months ended September 30, 1997 was $720,000, or 17% of net trade sales, compared to $19,000, or 0.3% of net trade sales, for the three months ended September 30, 1996. The increase in gross profit percentage was primarily due to the non recurrence of $ 817,000 of writedowns related primarily to the Caterpillar branded inventory during the three month period ended September 30, 1996. The writedown of Caterpillar inventory in the three month period ended September 30, 1996 was due to the necessity of liquidating such inventory in anticipation of the effectiveness of the cancellation of the Company's license to sell Caterpillar branded inventory.

         Selling expenses decreased by $150,000 to $360,000, or 8.5% of net trade sales, for the three months ended September 30, 1997, from $510,000, or 8.3% of net trade sales, for the three months ended September 30, 1996. This decrease in selling expenses resulted principally from a decrease of $118,000 in royalty expense resulting from decreased sales by the Company of Caterpillar branded products, a decrease of $18,000 in advertising and trade shows expense, a decrease of $33,000 in travel and entertainment expense, a decrease in shipping expense of $27,000 and a decrease of $74,000 in salesman commissions, samples and expenses resulting from the decrease in trade sales, which were only partially offset by an increase of $117,000 in selling expense related to the new sportswear division. General and administrative expenses were $610,000, or 14.4% of net trade sales during the three months ended September 30, 1997, compared with $650,000, or 10.5% of net trade sales, for the three months ended September 30, 1996. The decrease in general and administrative expense was primarily due to a decrease of payroll and related expense of $88,000, a decrease in bad debt expense of $75,000 along with a decrease in other administrative costs related to downsizing and restructuring, partially offset by an increase in consulting fees of $114,000 primarily related to retention of a consultant to analyze and advise the Company on ways to cut costs including selling and general and administrative costs. The Company began to implement the consultant's recommendations during the three month period ended september 30, 1997. Such implementation efforts have continued into the three month period ending December 31, 1997.

         The Company incurred certain restructuring and litigation costs of approximately $358,000 for the three month period ended September 30, 1997 as a result of the settlement of litigation over a major account receivable related to the Caterpillar litigation, as compared with approximately $1,397,000 for the three month period ended September 30, 1996 which included costs such as legal and professional, impairment write downs, plant shutdown costs, employee termination costs, other costs related to foreign operations and other costs which resulted from the Caterpillar termination. See "Part II. Item 1. Legal Proceedings."

         The Company's interest expense for the three months ended September 30, 1997 was $182,000, or 4.3% of net trade sales, as compared with $176,000, or 2.9% of net trade sales, for the three months ended September 30, 1996. Interest expense attributable to the amortization of the discount on the Debentures was only partially offset by a decrease in interest expenses attributable to bank debt during the three month period ended September 30, 1997.

         At December 31, 1995, the Company recorded a net deferred tax asset of $220,568 relating to expected future utilization of its net operating loss carryforwards and for the tax effects of certain timing differences. The Company continued to recognize a credit income tax provision relating to operating losses for the first two quarters of 1996. In the three month period ended September 30, 1996, the Company concluded that it was unable to determine that the future utilization of the loss carryforwards was more likely than not and, therefore, established a valuation allowance equal to the amount of the net deferred asset previously recorded.
No tax provisions have been recorded in 1997.

         As a result of the foregoing, the Company's net loss for the three months ended September 30, 1997 decreased to $820,853 from a net loss of $2,857,300 for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

         Net trade sales, for the nine months ended September 30, 1997 decreased by $6.51 million, or 43.8%, to $8.34 million from $14.85 million for the nine months ended September 30, 1996. Net trade sales for the nine months ended September 30, 1997 of Caterpillar branded products, Big Smith and other branded products, and private label products were $80,000, $7.33 million and $930,000, respectively, as compared with $5.26 million, $6.93 million and $2.66 million, respectively, for the nine months ended September 30, 1996. The decrease in sales of Caterpillar branded products resulted primarily from the decision of the Company to cease sales of Caterpillar branded products due to the purported termination of the Company's license by Caterpillar. See "Part II. Item 1. Legal Proceedings". The increase in Big Smith and other branded products resulted from the addition of new customers and additional products being purchased by existing customers, reflecting the increased marketing by the Company of such products. The decrease in private label sales reflects the Company's strategic decision in 1996 to phase out certain low margin private label programs for Kmart Corporation.

         The Company's strategy following its cessation of sales of Caterpillar branded products is to focus its marketing efforts on increasing sales of Big Smith and other branded products, and, beginning in the three month period ended September 30, 1997, the Company's new line of young mens' sportswear, rather than on sales under licensed labels or low margin private label programs. For the nine months ended September 30, 1997, sales of Caterpillar branded products, Big Smith and other branded products, and private label products accounted for 0.9% and 87.9% and 11.2% of net trade sales, respectively, as compared with 35.4%, 46.7% and 17.9% of net trade sales, respectively, for the nine months ended September 30, 1996.

         Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad net of related costs for the nine months ended September 30, 1997 were $0 as compared with $1,134,015 for the nine months ended September 30, 1996 reflecting the cessation of sales of Caterpillar branded products. The Company has taken initial steps towards establishing an international network for distribution of Big Smith and other branded products, through meetings held in September with candidates for international distributorships. Such meetings resulted in initial orders representing distribution of Big Smith and other branded products in five European countries. In addition, the Company will attend the Inter-Jeans Trade Show in Cologne, Germany, in February 1998. The Company anticipates increased international distribution of its product lines as a result of its attendance at the Inter-Jeans Trade Show.

         Gross profit, excluding that from net royalties, for the nine months ended September 30, 1997 was $1.40 million, or 16.8 % of net trade sales, compared to $1.05 million, or 7.1% of net trade sales, for the nine months ended September 30, 1996. The increase in the gross profit percentage was primarily due to the non recurrence of $817,000 of writedowns during in the three month period ended September 30, 1996, related primarily to the Caterpillar branded inventory, decreased sales of low margin private label sales due to the discontinued private label programs for the Kmart Corporation and the increase in Big Smith and other branded products, which were only partially offset by the loss of sales of Caterpillar branded products.

         Selling expenses decreased by $380,000 to $1.02 million, or 12.2% of net trade sales, for the nine months ended September 30, 1997, from $1.40 million, or 9.4% of net trade sales, for the nine months ended September 30, 1996. The decrease in selling expenses resulted principally from a decrease of $305,000 in royalty expense resulting from decreased domestic sales by the Company of Caterpillar branded products, a decrease of $107,000 in advertising and trade shows expense and a $48,000 decrease in sample expense, and a decrease of $132,000 in shipping expense resulting from the decrease in trade sales, which were only partially offset by the increase in selling expenses of $226,000 related to the new Big Smith Sportswear line. General and administrative expenses were $1.60 million, or 19.2% of net trade sales during the nine months ended September 30, 1997, compared with $1.85 million, or 12.5% of net trade sales, for the nine months ended September 30, 1996. The decrease in general and administrative expense was primarily due to a decrease of payroll and related expenses of $260,000, a decrease in bad debt expense of $83,000 along with a decrease in other administrative costs related to downsizing and restructuring, partially offset by an increase in consulting fees of $164,000 primarily related to retention of a consultant to analyze and advise the Company on ways to cut costs including selling and general and administrative costs. The Company began to implement the consultant's recommendations during the three months ended September 30, 1997. Such implementation efforts have continued into three month period ending December 31, 1997.

         The Company incurred certain restructuring and litigation costs of approximately $358,000 for the nine month period ended September 30, 1997 as a result of the settlement of litigation over a major account receivable related to the Caterpillar litigation, as compared with approximately $1,397,000 for the three month period ended September 30, 1996 which included costs such as legal and professional, impairment write downs, plant shutdown costs, employee termination costs, other costs related to foreign operations and other costs which resulted from the Caterpillar termination. See "Part II. Item 1. Legal Proceedings".

         The Company's interest expense for the nine months ended September 30, 1997 was $.49 million, or 5.9% of net trade sales, as compared with $.54 million, or 3.6% of net trade sales, for the nine months ended September 30, 1996. Interest expense attributable to the amortization of the discount on the Debentures was only partially offset by a decrease in interest expenses attributable to bank debt during the nine month period ended September 30, 1997.

         At December 31, 1995, the Company recorded a net deferred tax asset of $220,568 relating to expected future utilization of its net operating loss carryforwards and for the tax effects of certain timing differences. The Company continued to recognize a credit income tax provision relating to operating losses for the first two quarters of 1996. In the three month period ended September 30, 1996, the Company concluded that it was unable to determine that the future utilization of the loss carryforwards was more likely than not and, therefore, established a valuation allowance equal to the amount of the net deferred asset previously recorded. No tax provisions have been recorded in 1997.

         As a result of the foregoing, the Company's net loss for the nine months ended September 30, 1996 decreased to $2,183,635 from a net loss of $3,277,965 for the nine months ended September 30, 1996.

Liquidity and Capital Resources

         The Company's viability as a going concern is dependent upon the successful refinancing of its principal line of credit, which expired on June 30, 1997 and its meeting its liquidity needs subsequent to such date, which needs could exceed the amount of borrowings available under the existing agreement. Currently, the Company is operating under the Standstill Agreement.

         On June 10, 1997, the Company entered into a letter of intent with the CIT Group/Credit Finance ("CIT") providing for a three year working capital line. The letter of intent provides for a working capital line of credit of $7 million secured by property, equipment, and other long-lived assets; collateralized borrowings against accounts receivable and inventory. The Company has also since entered into negotiations with NationsCredit Commercial Funding, Inc., and Foothill Capital Corporation as potential alternatives to CIT. All three lenders have substantially completed their due diligence. The Company believes it will reach an agreement with one of the three lending institutions and successfully close financing arrangements to replace the MBCI principal line of credit prior to the expiration of the Standstill Agreement.

         The Company has initiated proceedings to collect certain significant delinquent accounts receivable from its foreign licensees and distributors. See "Part II. Item I. Legal Proceedings--Other Litigation." Additionally, the Company has taken steps to increase sales of its Big Smith and other branded products during the last six months of 1997, including developing relationships with substantial new customers. The Company also is taking initial steps towards establishing an international network for distribution of Big Smith and other branded products internationally, through meetings currently scheduled for September with candidates for distributorships in three countries. Finally, the Company has developed a new product line of branded young mens' sportswear, which was introduced at an industry-wide trade show during the last week of August. The Company believes that this new line could provide revenues to replace the high margin revenue stream previously provided by Caterpillar branded products and began to receive and ship orders for such products during three month period ended September 30, 1997.

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

         The Company has financed its growth primarily with borrowings under its line of credit and, since the consummation of its initial public offering, with the proceeds of such offering. Cash used in operating activities totaled $2.96 million and $0.15 million in the nine months ended September 30, 1997 and 1996, respectively. During the first half of each year, the Company typically experiences negative cash flow from operations due to the build-up of inventory in preparation for increased sales volume in the second half of each year. See "--Seasonality."

         At September 30, 1997 and September 30, 1996, working capital was approximately $400,000 and $1.9 million, respectively. Working capital may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

         On June 30, 1997, the Company's $5.5 million line of credit with Mercantile Business Credit Inc. ("MBCI") expired. This line of credit had borrowing levels based upon a specified percentage of eligible accounts receivable and inventories. The amount outstanding under the credit line as of September 30, 1997 and September 30, 1996 was $5.4 million, and $7.0 million respectively. The line of credit bears interest at the MBCI prime rate plus a premium interest factor of 0.75 percent. The line of credit also permitted overadvances for up to 120 days per year, peaking at $500,000. The overadvance portion of the line of credit has an interest rate equal to the prime rate as published by MBCI plus an interest premium factor of 1.75. The line of credit was secured by the Company's accounts receivable, inventory, property and equipment and general intangibles.

         The Company entered into a Standstill Agreement with MBCI on August 22, 1997. The Standstill Agreement provides, among other things, for a line of credit of $5.5 million, a reduction in overadvances on a scheduled basis such that there will be no overadvances by the expiration of the Standstill Agreement and an interest rate of 3% over the prime rate. The Standstill Agreement expires by its terms on December 5, 1997.

Capital Expenditures

         Capital expenditures totaled approximately $20,000 for the nine months ended September 30, 1997.

Intangible Assets

         In 1995, the Company purchased the Big Smith trademark for the seven countries in Europe in which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

Seasonality

         The Company's sales are generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to an increase in sales of winter weight garments, which sell at higher prices, combined with continued sales of regular weight garments. This seasonality impacts the cash flow of the Company significantly since the Company's inventory levels typically tend to increase during the first half of the year in preparation for anticipated higher sales levels in the second half of the year. The Company believes that sales of Big Smith Sportswear branded products will be less seasonal than sales of its traditional product lines and that as such sales increase as a proportion of the Company's total sales the seasonality of the Company's business will decline. See - "Liquidity and Capital Resources."

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

         On July 18, 1996, Caterpillar filed an emergency motion for summary judgment seeking a determination that the Agreement had been properly terminated. The defendants have filed responsive defenses of failure to assert a claim, waiver, amendment, promissory estoppel, equitable estoppel, laches, failure to provide an opportunity to cure, unclean hands and misuse, and counterclaims for breach of contract, tortious interference with contractual relations, interference with prospective business relations, conspiracy, commercial disparagement and breach of franchise agreement. S. Peter Lebowitz also filed an additional motion to dismiss for failure to state a claim against him in his individual capacity.

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

         There can be no assurance that the outcome of this litigation will be favorable to the Company, that the Company's defenses to the claims against it will vindicated or that any of its counterclaims will be found to be valid. If the outcome of the litigation is not favorable, such outcome could have a material adverse effect on the financial condition of the Company.

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

         On December 11, 1996, BSG filed suit in the UK High Court against The Big Yellow Corporation Limited ("Big Yellow") seeking to collect unpaid royalties of approximately 500,000 British pounds together with interest. The Company believes that following filing of the suit additional royalties in an amount of approximately 180,000 British pounds have become due and owing. Big Yellow has filed a counterclaim against BSG and the Company alleging quantifiable damages of approximately 18.15 million British pounds and unqualifiable damages for breach of contract, interest and indemnity in respect of potential claims by Caterpillar. On April 3, 1997, BSG amended its Statement of Claim to include allegations of damages for breach of contract against Big Yellow. The Company is currently negotiating a settlement with Big Yellow.

         On January 6, 1997, All American filed suit against BSG in the UK High Court seeking damages for breach of contract and interference with contractual relations and interest. All American has not yet specified its damages. All American has withdrawn this suit.

         On March 20, 1997, the Company and BSG filed suit against All American in the Commercial Court of Paris, France seeking recovery of approximately $133,000 of accounts receivable it believes are due and owing. Since the suit was commenced, All American has paid substantially all of the amount in controversy.

         On March 21, 1997 the Company filed suit against KPR Sports International, Inc. ("KPR") in United States District Court for the Eastern District of Pennsylvania, in connection with KPR's breach of contract in its failure to pay the full agreed upon price relating to its purchase from the Company of certain Caterpillar branded inventory. In November 1997, the Company and KPR entered into a settlement agreement providing for six monthly installment payments of $100,000 each beginning November 1, 1997.

         The Company has engaged in discussions with Selected Brands Shoe Company in seeking recovery of at least $73,000 of accounts receivable it believes are due and owing and with Fashion Fever CC seeking recovery of an as yet undetermined amount of royalties it believes are due and owing. These discussions are preliminary to filing collections actions if the amounts due from these parties are not settled in such discussions.

Item 2.        Changes in Securities.
               None.

Item 3.        Defaults Upon Senior Securities.
               None.

Item 4.        Submission of Matters to a Vote of Security-Holders.
               None.

Item 5.        Other Information.
               None.

Item 6.        Exhibits and Reports on Form 8-K.

        (a)
                                  EXHIBIT TABLE

Exhibit
No.                              Description

3(a)        Form of Restated Certificate of Incorporation.
(b)         By-laws.
4(a)        Form of Common Stock Purchase Warrant.
(b)         Form of Warrant Agreement.
10(c)       Loan and Security Agreement, dated June 25, 1992, between the
            Company and Mercantile Business Credit Inc.
                    Amendment No. 1, dated June 14, 1993
                    Amendment No. 2, dated December 23, 1993
                    Amendment No. 3, dated April 4, 1994
                    Amendment No. 4, dated October 14, 1994
                    Amendment No. 5, dated November 4, 1994
                    Amendment No. 6, dated December 15, 1994
                    Amendment No. 7, dated June 30, 1995
                    Modification of Loan Agreement, dated July 1, 1995 Standstill Agreement, dated August 22, 1997
10(z)       Employment Agreement, dated January 1, 1996, between the Company and
            S. Peter Lebowitz.
(z)         Offshore Securities Subscription Agreement, dated April 2, 1997, between the Company and Willora Company Limited.
(aa)        Form of Big Smith Brands,  Inc., 6% Convertible  Debenture due March
            31, 2000, dated April 2, 1992.
(ab)        Warrant to Purchase Common Stock, dated as of April 2, 1997.
27          Financial Data Schedule


        (b) No reports on Form 8-K have been filed for the quarter for which report is being filed.

                                            SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIG SMITH BRANDS, INC.
                                                          Registrant


Date:  November 19, 1997

                                               /s/ Terry L. Dober
                                               ------------------
                                               Terry L. Dober
                                               Vice President of Finance and
                                               Authorized Registrant Signer
                                               (Principal Accounting
                                               and Financial Officer)

                                  EXHIBIT INDEX

  Exhibit
    No.                     Description
---------                   -----------
3(a)       Form of Restated Certificate of Incorporation.*
(b)        By-laws.*
4(a)       Form of Common Stock Purchase Warrant.*
(b)        Form of Warrant Agreement.*
10(c) Loan and Security Agreement, dated June 25, 1992, between the Company and Mercantile Business Credit Inc.*
                   Amendment No. 1, dated June 14, 1993*
                   Amendment No. 2, dated December 23, 1993*
                   Amendment No. 3, dated April 4, 1994*
                   Amendment No. 4, dated October 14, 1994*
                   Amendment No. 5, dated November 4, 1994*
                   Amendment No. 6, dated December 15, 1994*
                   Amendment No. 7, dated June 30, 1995**
                   Modification of Loan Agreement, dated July 1, 1995** Standstill Agreement, dated August 22, 1997*****
10(z)      Employment Agreement, dated January 1, 1996, between the Company and
           S. Peter Lebowitz***
(z) Offshore Securities Subscription Agreement, dated April 2, 1997, between the Company and Willora Company Limited.****
(aa)       Form of Big Smith Brands, Inc., 6% Convertible Debenture due
           March 31, 2000, dated April 2, 1992.****
(ab)       Warrant to Purchase Common Stock, dated as of April 2, 1997.****

27         Financial Data Schedule

--------------------------
* Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

** Previously filed with, and incorporated herein by reference to, the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed on August 17, 1995.

*** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed on April 4, 1996.

**** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed on April 15, 1997.

*****  Filed Herewith.