Form 10KSB
period 1997-12-31
BIG SMITH BRANDS INC
filed 1998-04-15
CIK 931688

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ____________

                          Commission File No.: 01-13470

                             BIG SMITH BRANDS, INC.
                 (Name of small business issuer in its charter)

               Delaware                                        13-3005371
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)


7100 West Camino Real, Suite 402, Boca Raton, Florida               33433
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (561) 367-8283

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
Title of Classes                                    on Which Registered
----------------                                    -------------------

Common Stock, $.01 par value                        Pacific Stock Exchange


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

Issuer's revenues for its most recent fiscal year:  $12,560,715.

         As of March 31, 1998, Registrant had 7,099,842 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $5,610,926 (based on the average of the reported high and low sales prices on Nasdaq's over-the-counter market on such date).

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]     No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         The Company is an apparel company which sells quality work apparel ("workwear") under its own brand names Big Smith, Smith Mountain Classics, Big Smith Vintage, Big Smith Kids and, since May 1997, through the Big Smith Sportswear line (as defined below). This focus reflects the Company's current strategy of growing through Company-owned labels rather than through dependence on licensed labels, as was the Company's strategy prior to the Caterpillar Termination (as defined below). In addition, the Company manufactures and sells workwear to mass merchandisers for sale under their private labels.

         The Company believes that it can continue to increase its domestic and international market share for these brands. The Company is one of the few remaining made in the USA labels, which is particularly attractive to workwear retailers in the American heartland.

         The Company began to implement its expansion in the distribution of Big Smith Sportswear by retaining John Bagdasian as the new Vice President and General Manager of the Big Smith Sportswear division as of March 17, 1997. Mr. Bagdasian has over 20 years of experience in the apparel industry. See "--Employees" and "--Products."

         Workwear has been produced in the United States under the Big Smith label since 1916. The Company was organized in 1980 as a Delaware corporation, and in 1985 acquired certain assets of Smith Brothers Manufacturing Company, including the rights to the Big Smith and related trade names. The Company's workwear product line is built around its flagship overalls, jeans and jackets, all of which are made in the United States. The Company's workwear products require relatively few changes in design and styling from year to year and, with the exception of insulated products sold for the fall and winter retail season, are generally sold throughout the year. The Company's workwear products are generally sold at moderate prices through mass merchandisers, including Wal-Mart, Sears and J.C. Penney, primarily in the American heartland.

         The Company's new sportswear line is marketed under the existing Big Smith label. The sportswear line differs significantly, however, from the traditional products marketed under the Big Smith label primarily in design, target sales market and higher margin sales. The designation "Big Smith Sportswear" is used in this Annual Report on Form 10-KSB to distinguish the sportswear line from the traditional workwear lines marketed under the Big Smith label. The Company's sportswear product line is centered on fashion oriented top and bottom apparel designed for purchase by the young adult market. The sportswear products change from season to season following the dynamic nature of the marketplace being services. The Big Smith Sportswear line is sold at moderate prices relative to the market through chains such as Gadzooks in the United States and Top Man Stores in the United Kingdom. In all, the

Company's products, workwear and sportswear, are sold to approximately 830 customers who re-market the products through approximately 3,200 stores.

         The Company experienced a significant decrease in revenues in 1997 as a result of the purported termination effective in January 1997 by Caterpillar, Inc. ("Caterpillar") of the Company's license to manufacture and sell workwear under the Caterpillar label (the "Caterpillar Termination"). See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations." and "Item 3. Legal Proceedings - Caterpillar Litigation." The Company's export sales decreased to $0.15 million in 1997 from $4.61 million in 1996. In order to fund its cash needs, on April 2, 1997 the Company completed a Regulation S placement of $1.7 million in principal amount of its 6% Convertible Debentures (the "Debentures"). See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." By March 1998, all of the Debentures had been converted into common stock.

         At December 10, 1997, the Company secured a new revolving loan and credit facility allowing for maximum availability of $10,000,000 based on a specified percentage of eligible accounts receivable, inventories, real property, equipment and trademarks. At December 31, 1997, the Company had approximately $259,000 of unused availability under the Credit Facility. The loan bears interest at prime rate plus 1.875% (10.375% at December 31, 1997) and matures in December 2000. A portion of the proceeds under this facility were used to pay off the previous revolving line-of-credit and other equipment and working capital loans in an aggregate principal amount of approximately $4.1 million. The loan is secured by all of the assets of the Company.

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

         The production of the Big Smith Sportswear line involves more design and styling changes than the workwear line from year to year. These products require fashion industry driven alterations from year to year. The higher cost of production, however, is recovered in the higher margin sales of the Big Smith Sportswear line. Items in this line of products sell at retail in the $30 to $55 range.

Warehousing and Distribution

         Substantially all of the Company's products, whether manufactured by the Company or by a contractor, are stored in the Company's finished goods warehouses located in Carthage, Missouri and Miami, Oklahoma. All of the Company's workwear is distributed from its finished goods warehouses.

         All of the Company's domestic products are distributed by truck from its warehouses. Substantially all deliveries to customers are made by common carriers with whom the Company has long-standing relationships. The Company either has contracts with these carriers or ships collect per customer-supplied routing guides.

Competition

         The apparel industry, including the workwear and sportswear markets, is fragmented and highly competitive. The Company competes with a large number of domestic and foreign manufacturers in all of its product markets. Some of the Company's competitors have financial resources, sales organizations and manufacturing capacity considerably larger than those of the Company.

         Among its largest competitors in the workwear market are Carhartt Corp., Williamson-Dickie Manufacturing Company, Inc., OshKosh B'Gosh, Inc., and Walls Holding Corp. Competition is generally in terms of quality, price, service and style. The Company's principal means of meeting competition are high-quality workmanship and materials, a strong fundamental product offered at a moderate price, maintaining what the Company believes is its reputation as one of the most reliable suppliers in the market, a sales organization trained to assist customers in merchandise planning and the prominence of its labels. The Company has historically sought to adjust its product mix and markets to the demands of its customers, rather than attempting to establish consumer trends or to design in anticipation of short-term market fads.

         In the sportswear market, the Company's largest competitors are expected to be Tommy Hilfiger, Calvin Klein and other large internationally known branded sportswear manufacturers. Competition in this market is intense. The Company's principal means of meeting competition are through pricing and design. Unlike the workwear market, the sportswear market requires more attention to consumer trends. The Company's strategy for its new Big Smith Sportswear line is to follow the lead of customer demand in design and styling of its sportswear products, providing a solid, dependable sportswear product while anticipating trends in design and styling.

Manufacturing and Sourcing

         The Company purchases raw materials, consisting mainly of piece goods made from cotton, synthetics and blends of cotton and synthetics, from a number of textile mills and converters. Thread, zippers, brass snaps and buttons, labels, boxes and trim are purchased from a number of suppliers. No single supplier of raw materials is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exists should the Company need to secure additional or replacement raw materials. The Company has no long-term contracts with any of its suppliers. Approximately 86% of the Company's fabric requirements were obtained from four suppliers in fiscal year 1997. See "Item 12. Certain Relationships and Related Transactions." The Company has experienced little difficulty in obtaining raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future.

         The Company's manufacturing process consists of four principal operations: the computer-aided design of cutting patterns to minimize fabric waste, the cutting of the fabric, the sewing of cut fabric into complete garments, and the affixing of brass snaps and fittings. After the Company receives bolts of fabric, it performs substantially all pattern-cutting operations at its own facilities. After the patterns are cut, the fabrics and piece goods are manufactured and assembled at the Company's facilities or sent to one of its contractors for manufacture and assembly. If permanent press or pre-washing is required, the heat treating of the finished garment in a permanent press curing oven or laundering is done by an unaffiliated contractor. Quality-control personnel inspect work-in-progress and finished goods during the production process and again upon receipt. Substantially all of the Company's fabrics are inspected upon receipt in the Company's warehouse. Because the Company's strategy is to build on its existing products, all of the apparel manufactured or sourced by the Company is planned and designed through the efforts of its in-house marketing personnel. The Company does not maintain an in-house design team and contracts for more extensive outside design services when necessary.

         The Company from time to time will use outside contractors which receive fabric from the Company and assemble garments to the Company's specifications. Garments assembled by contractors accounted for approximately 20% of the Company's unit production in fiscal year 1997. The Company's design and quality control personnel normally monitor the manufacturing processes at the Company's contractors in order to ensure that they meet Company quality standards. In addition, the Company's quality control program includes on-site inspections of work-in-progress and finished goods during the production process and inspection of finished goods upon receipt. Currently the Company experiences a return rate for poor quality garments of less than 1%.

Wholesale Operations

Domestic

         Most of the Company's products are marketed through various mass merchandisers, the largest of which was Wal-Mart during 1997 and 1996. Sales to Wal-Mart represented 45.6% of the Company's net sales in 1997 and 30.9% in 1996. The Company's relationship with Wal-Mart has given it wide access to the U.S. market and a stable source of sales. This increase reflected the cessation of sales of Caterpillar branded products and the reduction in other private label sales as well as not an increase in actual sales to Wal-Mart.

         The Company is integrated into the program purchasing of mass merchandisers, whereby it is informed at the beginning or just prior to the beginning of each calendar year of the minimum purchases to be made by the customer during that calendar year, and informed weekly of updated delivery schedules and locations. This system permits the Company to anticipate over half of its annual sales and plan and schedule production accordingly.

         The Company's products are also marketed through a large number of independent department stores, farm and fleet stores and buying collectives. The Company estimates that its products were sold in approximately 3,200 stores and 4,200 stores in fiscal year 1997 and fiscal year 1996, respectively.

         In 1997, the Company began to receive orders from significant new customers, such as Mills Fleet & Farm Corp., Bass Pro Shop, Wet Seals Stores, Gadzooks and Top Man Stores and significantly increased orders from existing customers, such as Blain's Supply Corp. During 1997, the Company planned and implemented the introduction of additional Company-owned branded lines to replace Caterpillar branded products and established additional and stronger relationships for sale of such products. The Company formally introduced its Big Smith Sportswear line at the leading annual industry trade show in August 1997. The sales of this new line are increasing. The Big Smith Sportswear line is marketed at higher margins than much of the workwear under the Company-owned labels, similar to the high margin Caterpillar branded products marketed by the Company prior to the Caterpillar Termination. The current margin on the Big Smith Sportswear line is between 20% and 35% bringing the overall average gross margins of all sales to approximately 20%.

         Receivables from Wal-Mart are typically paid in full between 45 and 60 days from purchase. Receivables from the Company's remaining domestic customers are generally on thirty day terms. The average age of receivables of the Company's domestic customers, at December 31, 1997 was 48.5 days, excluding KPR receivables which were subject to litigation, as compared with an average age of
49.0  days  at  December  31,  1996.  See  "Item  3.  Legal   Proceedings--Other
Litigation."

Foreign

         Approximately three years ago the Company began to implement a corporate strategy designed to convert the Company from a workwear manufacturing company exclusively based and operated in the United States to a multi-brand, regionally conceived, designed and sourced global producer and marketer of both workwear and sportswear.

         Beginning in 1997, the Company began an intensified effort to establish international markets for Company branded products including the Big Smith Sportswear line through participation in international trade shows and meetings with international distributors. To date the Company has established distributorships for Big Smith branded products in the United Kingdom, France, the Netherlands, Italy and Israel. As part of its overall strategy of focusing on Company-owned brands, the Company plans increased international distribution of its product lines, primarily Big Smith Sportswear.

         The Company also intends to license certain international rights to Big Smith and related trademarks to other manufacturers of workwear and Sportswear. The Company intends to utilize Big Smith Global Limited, its wholly owned subsidiary under the laws of England and Wales, to supervise and administer the design, manufacture, sales and marketing of all brands and labels owned by the Company outside of the United States as the international market for such brands and labels expands.

Retail Operations

         Historically, the Company maintained retail outlets at each of four manufacturing locations. When two of these manufacturing locations were closed, the Company maintained the retail outlets in those locations. These four retail outlets sell both first and second quality merchandise into the local communities of which the Company is a part and had net sales of approximately $706,000 for the year ended December 31, 1997 and net sales of approximately $772,000 for the year ended December 31, 1996. In February 1998, the Company opened a new retail store in the South Beach area of Miami, Florida. This new store focuses primarily on the sale of first quality products in the Big Smith Sportswear line. The Company currently has no plans for further expanding its retail network.

Trademarks and Licenses

         Since the Caterpillar Termination, the Company's branded products have become the central focus of the Company's business strategy. In addition to the Big Smith label, which has been used on workwear since 1916, the Company produces goods under Smith Mountain Classics, Big Smith Vintage and Big Smith Kids labels, as well as the Big Smith Sportswear line. In 1995, the Company purchased the "Big Smith" trademark in the seven countries in Europe for which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

Employees

         As of December 31, 1997, the Company employed approximately 233 people on a full-time basis, including 23 employees in administration and accounting, 5 employees in marketing and sales, and 205 employees in manufacturing. The
Company also employed 11 part-time employees and 11 independent sales representatives. Approximately 69% of its employees are paid on a piecework basis and the balance are hourly-paid or salaried.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Facilities

         The Company owns or leases two clothing plants aggregating approximately 184,000 square feet of floor space, including approximately 115,000 square feet of warehouse floor space. The Company's principal executive office is located in Boca Raton, Florida. The following table sets forth certain information concerning each of the Company's facilities.

Properties Owned

LOCATION                  FLOOR SPACE                        PRINCIPAL USES
                         (SQUARE FEET)
Carthage, Missouri          153,500                          Manufacturing,
                                                          warehousing, retail,
                                                       administrative offices(a)
                                                        and distribution center

Properties Leased

LOCATION                  FLOOR SPACE        LEASE               PRINCIPAL
                         (SQUARE FEET)       EXPIRES                USES

Garnett, Kansas              1,100           7/31/98 (b)           Retail

Monett, Missouri             3,700           9/23/98 (c)           Retail

Miami, Oklahoma             30,000           8/31/98 (d)       Manufacturing
(3 locations)               16,000           5/31/98 (e)        Warehousing
                             3,000           1/31/98 (f)           Retail

Boca Raton, Florida          1,839           9/1/2000           Office Space

Miami Beach, Florida           700           2/28/2003             Retail


(a)  As  of  March  31,  1998,   the  Company  has   consolidated   all  of  its
     administrative offices in the Boca Raton, Florida location (pending relocation of administrative personnel).

(b) The lease is renewable for two additional one-year terms at the Company's option.

(c) Automatic annual renewal unless either party gives notice of termination prior to such renewal.

(d) The lease is renewable for three additional one-year terms at the Company's option.

(e) The lease is renewable for four additional one-year terms at the Company's option.

(f)  The Company is in the process of negotiating a new lease for this property.

         All of the Company's manufacturing facilities are of brick, block or metal construction and have sprinklers throughout. The Company's retail, office and other facilities all meet local building code requirements. All of the Company's facilities have been well-maintained and are adequate for their present uses.

         The Company uses outside contractors for portions of its current production. See "Description of Business--Manufacturing and Sourcing."

         Depending on the demand for the Company's products, the Company may acquire additional facilities or expand its existing facilities. However, the nature, financing and timing of any acquisitions or expansion have not yet been determined.

         Substantially all of the machinery and equipment used by the Company in its manufacturing operations is either owned or subject to lease purchase arrangements. The Company's machinery and equipment is well-maintained and adequate for its present uses.

ITEM 3.  LEGAL PROCEEDINGS.

Caterpillar Litigation

         On June 25, 1996, Big Smith Global Limited ("BSG") received a purported notice of termination of the Company's license to use the Caterpillar brand. The Company has vigorously litigated this matter which remains pending. The history of the litigation with Caterpillar, Inc. is outlined in detail in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

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

         On December 11, 1996, BSG filed suit in the UK High Court against The Big Yellow Corporation Limited ("Big Yellow") seeking to collect unpaid royalties of approximately 500,000 British pounds together with interest. Big Yellow filed a counterclaim against BSG and the Company alleging quantifiable damages of approximately 18.15 million British pounds and unqualifiable damages for breach of contract, interest and indemnity in respect of potential claims by Caterpillar. On April 3, 1997, BSG amended its Statement of Claim to include allegations of damages for breach of contract against Big Yellow. The Company has entered into a settlement with Big Yellow under which Big Yellow and the Company have entered into mutual releases and Big Yellow has paid the Company eight hundred thousand United States dollars (US$800,000).

         On March 20, 1997, the Company and BSG filed suit against All American in the Commercial Court of Paris, France seeking recovery of approximately $133,000 of accounts receivable it believed were due and owing. Since the suit was commenced, All American has paid substantially all of the amount in controversy.

         On March 21, 1997 the Company filed suit against KPR Sports International, Inc. ("KPR") in United States District Court for the Eastern District of Pennsylvania, in connection with KPR's breach of contract in its failure to pay the full agreed upon price relating to its purchase from the Company of certain Caterpillar branded inventory. In November 1997, the Company and KPR entered into a settlement agreement providing for six monthly installment payments of $100,000 each beginning November 1, 1997. The final payment of this settlement is due in April 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock and Warrants were first quoted on the Nasdaq Stock Market's Small-Cap Market ("Nasdaq") under the symbols BSBI and BSBIW on April 19, 1995. On December 4, 1997 Nasdaq delisted the Company's securities due to the Company's failure to meet Nasdaq's requirements for continued listing.

         On April 19, 1995, the Company's securities began to be quoted on the Pacific Exchange under the symbols BSM TT and BSM WS TT. The Pacific Exchange notified the Company by letter dated December 5, 1997 that the Company's net tangible assets had fallen below the Pacific Exchange's minimum requirement. On March 3, 1998 the Equity Listing Committee of the Pacific Exchange met and considered the Company's net tangible assets and share bid price deficiencies in light of the plan of remediation submitted by the Company. The Equity Listing Committee granted the Company a six-month extended compliance period within which to remedy the Company's current non-compliance with the Pacific Exchange's listing maintenance requirements for net tangible assets/net worth and share bid price.

         The Pacific Exchange's Equity Listing Committee will meet September 1, 1998 at which time the impact of the Company's plan of remediation will be reviewed. There can be no assurance that the Company's net tangible assets/net worth and share bid price will rise above the Pacific Exchange's minimum requirement level by September 1, 1998, or that the Pacific Exchange will grant a further extended compliance period to the Company. Delisting from the Pacific Exchange could have a material adverse effect on the value of the Company's securities.

         The following table sets forth the high and low trading range prices for the Common Stock and Warrants, as quoted on Nasdaq (through December 3, 1997 on Nasdaq, and thereafter on the over-the-counter bulletin board), for the periods indicated. The quotes represent interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                                               Common Stock                  Warrants(1)
Fiscal Year Ending December 31, 1996
Quarter ended March 31, 1996...........................    4 19/32       2 1/8            1 3/64         5/16
Quarter ended June 30, 1996............................    3 1/8         2                  9/16         1/8
Quarter ended September 30, 1996.......................    3 1/4         1 1/4              7/16         3/32
Quarter ended December 31, 1996........................    3 1/8         2 1/8              9/32         1/8
Fiscal Year Ending December 31, 1997
Quarter ended March 31, 1997...........................    4 13/64       2 5/8              17/32        1/8
Quarter ended June 30, 1997............................    4               5/16             29/64        3/32
Quarter ended September 30, 1997.......................    1 1/32          3/16             3/16         1/32





Quarter ended December 31, 1997........................    1 9/16          1/8              5/32         1/64


(1) Each of the Warrants entitled the holder to purchase one share of Common Stock, par value $.01 per share at an exercise price of $4.60 per share, subject to certain adjustments. The Warrants expired by their terms on February 8, 1998.

         At December 31, 1997, the Company's Common Stock was held by 31 holders of record and approximately 530 beneficial holders. The Company's Warrants were held by 18 holders of record. At March 31, 1998, the high and low bid prices for the Company's Common Stock on the over-the-counter bulletin board were $1.25 and $0.95.

         On April 2, 1997, the Company closed an offshore placement of $1,700,000 of its 6% Convertible Preferred Debentures due March 31, 2000 ("Debentures"). By March 1998, the Debentures had been converted to 3,169,842 shares of the Company's Common Stock. As a result, the Company no longer has outstanding any convertible debentures.

Dividends

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

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General

         The discussion and analysis set forth below is for the years ended December 31, 1997 and December 31, 1996. It should be read in conjunction with the Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-KSB.

         The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility (as defined below). The Company experienced a loss from operations in 1997 and 1996 and had a working capital deficiency of $(1.5) million at December 31, 1997. Also, the Company's liquidity needs could exceed the amount of borrowings available under the Credit Facility. The Company has commenced several steps to obtain additional sources of liquidity including bridge financing arrangements and the sale of additional common stock.

         The Company has begun negotiations with an underwriter for a public offering (the "Potential Placement") of the Company's authorized but unissued Common Stock pursuant to a prospectus during 1998. In conjunction with the Potential Placement, the Company has authorized Goodbody International, Inc. to seek bridge financing through the sale of approximately $2 million of subordinated debentures to be repaid from the proceeds of the Potential Placement. There can be no assurance, however, that the Potential Placement will be achieved or that bridge financing can be obtained.

         The Company's line of credit with Mercantile Business Credit Inc. ("MBCI") expired on June 30, 1997 and the Company operated under a series of standstill agreements with MBCI (the "Standstill Agreements") from that date until it closed on the Credit Facility on December 10, 1997. See "--Liquidity and Capital Resources."

         At December 10, 1997, the Company secured a new revolving loan and credit facility (the "Credit Facility") with NationsCredit Commercial Funding, a NationsBank Company ("NationsCredit") allowing for maximum availability of $10,000,000 based on a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. At December 31, 1997, the Company had approximately $259,000 of unused availability under the Credit Facility. The amount outstanding under the Credit Facility as of December 31, 1997 was $3,698,928 million. See "--Liquidity and Capital Resources."

         The Company's new Big Smith Sportswear line differs significantly from its traditional products primarily in design, target sales market and higher margin sales. The Company's sportswear product line is centered on fashion oriented top and bottom apparel designed for purchase by the young adult market. The sportswear products change from season to season following the dynamic nature of the marketplace being services. The Big Smith Sportswear line is sold at moderate prices relative to the market through chains such as Gadzooks in the United States and Top Man Stores in the United Kingdom at higher margins than much of the workwear under the Company-owned labels.

         Sales to Wal-Mart of the Company's workwear products marketed under Company owned brands represented 45.6% of the Company's net sales in 1997. As sales of the Big Smith Sportswear line increase, the Company believes that the percentage of its net sales represented by sales to Wal-Mart will decrease.

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

Results of Operation

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

         Net sales, excluding net royalties, for the year ended December 31, 1997 decreased by $9.24 million, or 42.4%, to $12.56 million from $21.80 million for the year ended December 31, 1996. Net sales for fiscal year 1997 for Caterpillar branded products, Big Smith and other branded products, and private label products were $80,000, $10.56 million and $1.20 million, respectively, as compared to $8.21 million, $11.26 million and $2.33 million, respectively, for fiscal year 1996. The decrease in sales of Caterpillar branded products, resulted from the decision of the Company to cease sales of Caterpillar branded products due to the purported termination of the Company's license by Caterpillar. See "Item 3. Legal Proceedings--Caterpillar Litigation." The decrease in Big Smith and other branded products resulted from decrease in sales of overalls to Wal-Mart and a decrease in shirt sales primarily related to the discontinuance of the Company's flannel shirt line. The decrease in private label sales reflects the Company's strategic decision in 1996 to phase out certain low margin private label programs for the K-Mart Corporation. Net royalties from distributors for the manufacture and sale of goods under the Caterpillar labels abroad for the year ended December 31, 1997 decreased to $0 as compared with net royalties for the year ended December 31, 1996 of $1.30 million. The Company discontinued such manufacture and sales during 1997 after the Caterpillar Termination. See "Item 1. "Description of Business -- General" and "Item 3. Legal Proceedings--Caterpillar Litigation."

         Gross profit, excluding that from net royalties for the year ended December 31, 1997 was $1.41 million, or 11.2% of net trade sales, compared to $1.96 million, or 9% of net trade sales, for the year ended December 31, 1996. The increase in the gross profit percentage was primarily due to non-recurring writedowns during the three month period ended December 31, 1996 of $814,000 of Caterpillar branded inventory, decreased sales of low margin private label sales due to the discontinued private label programs for the Kmart Corporation and the loss of higher margin sales of Caterpillar branded products, which were partially offset by the decrease in Big Smith and other branded products . Including gross profit from net royalties in the year ended December 31, 1996, gross profit decreased by $1.85 for the year ended December 31, 1997 from $3.26 million for the year ended December 31, 1996.

         Selling expenses decreased by $0.46 million to $1.48 million, or 11.8% of net trade sales, for the year ended December 31, 1997, from $1.94 million, or 8.9% of net trade sales, for the year ended December 31, 1996. The decrease in selling expenses resulted principally from a decrease of $488,000 in royalty expense resulting from the cessation of domestic sales of Caterpillar branded products, a decrease of $148,000 in advertising and trade show expense, a decrease of $67,000 in sample expense, a decrease of $72,000 in shipping expense and a decrease of $63,000 in sales commission resulting from the decrease in trade sales, which were only partially offset by the increase in selling expenses of $450,000 related to the launch of the new Big Smith Sportswear line.

         General and administrative expenses decreased by $80,000 to $2.36 million, or 18.8% of net trade sales for the year ended December 31, 1997, from $2.43 million, or 11.1%
of net trade sales, for the year ended December 31, 1996. The decrease in general and administrative expense was primarily due to a decrease of payroll and related expenses of $284,000 and decreases in other administrative costs related to downsizing and restructuring, which were only partially offset by an increase in loan fees of $89,000 and an increase in consulting fees of $200,000, primarily related to retention of a consultant to analyze and advise the Company on how to cut costs including selling and general and administrative costs. The Company began to implement the consultant's recommendations during the last four months of the year ended December 31, 1997 and expects to realize continued savings as a result of such recommendations.

         During the year ended December 31, 1997 and December 31, 1996, the Company accrued or incurred an aggregate of $1.01 million and $1.71 million, respectively, of restructuring and litigation costs in connection with the Caterpillar Termination, which included costs such as legal and professional fees, impairment write-downs, plant shutdown costs, employee termination costs, costs related to foreign operations and other related costs. See "Item 3. Legal Proceedings."

         The Company's bad debt expense increased by $101,559 to $205,440 for the year ended December 31, 1997 from $103,881 in for the year ended December 31, 1996 primarily due to the writeoff of certain foreign receivables related to the sale of Caterpillar products. See "Item 3. Legal Proceedings--Other Litigation."

         The Company's depreciation expense increased by $65,269 to $271,024 for the year ended December 31, 1997 from $205,755 for the year ended December 31, 1996 primarily due to the acquisition of a new computer system purchased in 1996 and placed in service January 1, 1997.

         The Company's interest expense for the year ended December 31, 1997 decreased by $116,000 to $644,000, or 5.1% of net trade sales, from $760,000, or 3.5% of net trade sales, for the year ended December 31, 1996. This decrease resulted primarily from the decrease in borrowings under the Standstill Agreements and an overall decrease in borrowing during the year ended December 31, 1997.

         As a result of the foregoing, the Company's net loss for the year ended December 31, 1997 increased to $4,626,423 from $3,944,810 for the year ended December 31, 1996.

Liquidity and Capital Resources

         The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility (as defined below). The Company experienced a loss from operations in 1997 and 1996 and had a working capital deficiency of $(1.5) million at December 31, 1997. Also, the Company's liquidity needs could exceed the amount of borrowings available under the Credit Facility. The Company has commenced several steps to obtain additional sources of liquidity including bridge financing arrangements and the sale of additional common stock.

         The Company has begun negotiations with an underwriter for a public offering (the "Potential Placement") of the Company's authorized but unissued Common Stock pursuant to a prospectus during 1998. In conjunction with the Potential Placement, the Company has authorized Goodbody International, Inc. to seek bridge financing through the sale of approximately $2 million of subordinated debentures to be repaid from the proceeds of the Potential Placement. There can be no assurance, however, that the Potential Placement will be achieved or that bridge financing can be obtained.

         On April 2, 1997, the Company closed an offshore placement of $1,700,000 of its 6% Convertible Preferred Debentures due March 31, 2000 ("Debentures"). By March 1998, the Debentures had been converted to 3,169,842 shares of the Company's Common Stock. As a result, the Company no longer has outstanding any convertible securities or debentures.

         At December 31, 1997 and 1996, working capital was approximately $(1.5) million and $0.7 million, respectively. This decrease resulted primarily from the loss of revenue due to the Caterpillar Termination. Working capital also may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

         At December 10, 1997, the Company secured a new revolving loan and Credit Facility with NationsCredit allowing for maximum availability of $10,000,000 based upon a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. At December 31, 1997, the Company had approximately $259,000 of unused availability under the Credit Facility. The amount outstanding under the Credit Facility as of December 31, 1997 was $3,698,928 million. The Credit Facility bears interest at prime plus 1.875% (10.375% at December 31, 1997).

         The Credit Facility also provides for additional interest under certain circumstances and other fixed fees payable at closing and annually during the term of the loan. A portion of the proceeds under the Credit Facility were used to pay off the previous revolving line-of-credit and other equipment and working capital loans in an aggregate principal amount of approximately $4.1 million. The loan is secured by all of the assets of the Company including the accounts receivable, inventories, property and equipment and trademarks.

         The Company's $9 million line of credit with Mercantile Business Credit Inc. ("MBCI") expired on June 30, 1997 and the Company operated from that date under a series of standstill agreements with MBCI (the "Standstill Agreements"), which provided financing in the interim period following the maturation of the Company's principal line of credit until it closed on the Credit Facility on December 10, 1997.

         In 1997, the Company financed its operations primarily with borrowings under its line of credit with MBCI and, after the consummation of its Credit Facility with NationsCredit on December 10, 1997, with borrowings under the Credit Facility. Cash used in operating activities totaled $0.8 million for the year ended December 31, 1997 as compared with cash provided by operating activities of $3.7 million for the year ended December 31, 1996. This change reflected primarily decreases in receivables and inventory resulting from continuing effects of the Caterpillar Termination, especially reductions in revenues and gross margins over the past year. The Company typically experiences negative cash flow from operations during the first half of each year due to the build-up of inventory in preparation for increased sales volume in the second half of each year. See "--Seasonality."

Capital Expenditures

         Capital expenditures totaled $65,561 for the twelve months ending December 31, 1997. These expenditures consisted primarily of the purchase of manufacturing machinery and equipment.

Intangible Assets

         In 1995, the Company purchased the "Big Smith" trademark in the seven countries in Europe for which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

Seasonality

         The Company's sales are generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to an increase in sales of winter weight garments, which sell at higher prices, combined with continued sales of regular weight garments. This seasonality has a significant impact on the cash flow of the Company because the Company's inventory levels tend to increase during the summer months in preparation for anticipated higher sales levels in September, October and November.

ITEM 7. FINANCIAL STATEMENTS.

         See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING  AND FINANCIAL DISCLOSURE.

         A change in the Company's independent accountants to Daskal, Bolton & Manela, CPA, of Boca Raton, Florida, was reported on Current Reports on Forms 8-K filed with the Securities and Exchange Commission on January 26, 1998 (as amended January 28, 1998) and February 11, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of the Company are:

                                 Year First Elected
Name                         Age      Director          Office

S. Peter Lebowitz            66        1985        Chief Executive Officer,
                                                   President and Director

Terry L. Dober               41         N/A        Chief Financial Officer,
                                                   Vice President for Finance

John Bagdasian               49         N/A        Vice President

Glen Freeman                 68        1994        Director

Theodore L. Listerman        74        1995        Director


Julian H. Shaps              72        1994        Director

Jack Schultz                 61        1994        Director


Howard Kaplan                50         N/A        Secretary


         S. Peter Lebowitz has served as Chief Executive Officer and President of the Company since 1980. Mr. Lebowitz has been employed full time in the men's apparel industry for over 40 years beginning in 1954 when he joined Hochschild, Kohn & Co., Baltimore, Maryland. Thereafter, he served as a salesman in the Menswear Divisions at The Van Heusen Company and as Vice-President of Big Yank Corporation and Anvil Brands, Inc. From 1971 to 1979, he was Chairman and Chief Executive Officer of Smith Brothers Manufacturing Company, Carthage, Missouri, then the corporate owner of the Big Smith label. In 1980, he founded the Company, and in 1985, the Company acquired certain assets of Smith Brothers Manufacturing Company, including the ownership of the Big Smith label.

         Terry L. Dober joined the Company in January 1994 as Chief Financial Officer. He was appointed Vice President for Finance in November, 1995. As such, he is responsible for all financial reporting, accounting, internal auditing and related administrative functions.

Mr. Dober, a Certified Public Accountant, received a Bachelor's Degree in Business Administration/Accounting from Monmouth College of Monmouth, Illinois in 1979. Mr. Dober has held increasingly responsible financial, administrative, accounting and management positions in a variety of business environments. From November 1989 until December 1993 he served as Controller of Miracle Recreation Equipment Co. From July 1984 to November 1989, Mr. Dober was Accounting Manager for Electrovert Companies.

         John Bagdasian joined the Company in March 1997 as Vice President and General Manager of the Big Smith Sportswear division. Mr. Bagdasian has over 20 years of experience in the apparel industry. From 1996 to 1997, he was Sales Manager for Seattle Pacific Industries in the Union Bay division. From 1990 to 1996, he was President of Marketing for CAS, Inc./ Maneuvers. From 1983 to 1990, he was Sales Manager for Bugle Boy Industries.

         Glen Freeman was elected a director of the Company in September 1994. Mr. Freeman served as General Manager of the Company after its acquisition of certain assets of Smith Brothers Manufacturing Company in 1985 until 1994. Mr. Freeman served as Vice-President of Merchandising of Smith Brothers Manufacturing Company from 1969, when it acquired Continental Manufacturing Company, to 1985. From 1945 to 1969, Mr. Freeman was employed by Continental Manufacturing Company. Mr. Freeman has been employed in the workwear industry for 49 years.

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

         Julian Shaps was elected a Director of the Company in February 1994. Mr. Shaps retired from full time participation in business in October 1990 following a career that spanned forty years in the sales and merchandising segment of the apparel industry. Mr. Shaps' previous positions include twenty-five years in various senior management positions at Salant, Inc., and approximately fifteen years as Vice President of Sales and Merchandising at M. Fine & Sons, Inc.

         Jack Schultz was elected a director of the Company in February 1994. Since 1993, Mr. Schultz has served as an active consultant to the retail industry dealing with assignments that cover a broad range of issues and entities involving virtually all major segments of the retail industry. Prior to his full time entry into the consulting business, Mr. Schultz served from 1991 to 1993 as the President of the National Retail Federation, a leading retail industry trade association.

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

         The Company's officers are elected annually by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. Mr. Lebowitz has an employment agreement with the Company. See "Executive Compensation-Employment Arrangements." No familial relationships exist between any directors or officers of the Company.

Committees

         The Company's Board of Directors has an Internal Audit Committee and an Executive Compensation Committee. Messrs. Glen Freeman and Theodore Listerman serve on the Internal Audit Committee and Messrs. Theodore Listerman, Jack Schultz and Julian Shaps serve on the Executive Compensation Committee. The principal financial personnel to review the results of the annual audit, the Internal Audit Committee also reviews the scope of the annual audit and other services before they are undertaken by the Company's auditors and reviews the adequacy and effectiveness of the Company's internal accounting controls. The Executive Compensation Committee administers the Company's 1994 Stock Incentive Plan (the "1994 Plan") and makes recommendations to the full Board concerning compensation, including incentive arrangements, for the Company's officers and employees.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the following persons failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, for the number of transactions indicated, during fiscal year 1997.

         Messrs. Freeman, Listerman, Schultz and Shap each failed to file on a timely basis an Annual Statement of Beneficial Ownership of Securities on Form 5 with regard to the year ended December 31, 1997 in connection with 20,000 options granted to each of them during such fiscal year. See "Item 10. Executive Compensation -- Compensation of Directors."] Mr. Bagdasian failed to file on a timely basis an Initial Statement of Beneficial Ownership of

Securities on Form 3 in connection with his appointment as Vice President and General Manager of the Big Smith Sportswear division as of March 17, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

         Summary Compensation Table. The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995, of the Chief Executive Officer of the Company and John Bagdasian, Vice President and General Manager of the Big Smith Sportswear line, the only other executive officer of the Company who earned over $100,000 during such fiscal years.

============================================================================================================================
                                                      Annual Compensation                     Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------
                                                                        Other Annual         Awards           All Other
          Name and             Fiscal       Salary        Bonus         Compensation         Options        Compensation
     Principal Position         Year         ($)           ($)            ($) (1)              (#)               ($)
----------------------------------------------------------------------------------------------------------------------------
S. Peter Lebowitz-Chief         1997     $300,000            -           $ 10,996               -                 -
Executive Officer               1996     $300,000            -           $  9,973               -                 -
                                1995     $250,000            -           $  8,700          175,000 (2)            -

John Bagdasian                  1997     $110,000            -                -             10,000(3)             -

============================================================================================================================

         (1) Represents the valuation of certain club membership dues and automobile lease payments of approximately $10,996, $9,973 and $8,700 for 1997, 1996 and 1995, respectively.

         (2) Represents grants of options in connection with the Company's initial public offering, the vesting of which was contingent upon the Company achieving a certain level of net income during the fiscal year ended December 31, 1995, which level was not achieved.

         (3) Represents options granted in 1997.

Employment Arrangements

         On January 1, 1996, the Company entered into a three year employment agreement (the "1996 Agreement") with S. Peter Lebowitz pursuant to which he agreed to serve as the Company's President and Chief Executive Officer through December 31, 1998, at an annual compensation of $300,000 and an annual bonus of up to $200,000 if the Company achieves a certain specified levels of net income. Such levels were not achieved in 1997 or 1996. The employment agreement with Mr. Lebowitz further provided that if his employment were terminated by the Company without cause or at any time following a change of control, or by Mr. Lebowitz within twelve months after a change of control, the Company would pay to Mr. Lebowitz salary, bonus and benefits in the amount and kind then in effect subject to certain adjustments for three years following such termination. The payment of the salary and bonus would be made in a lump sum 30 days after the date of such termination.

         In addition, in 1994, Mr. Lebowitz was granted (i) options to purchase up to 100,000 shares of common stock, portions of which would have vested had the Company achieved certain specified levels of net income for fiscal year 1995 and/or fiscal year 1996 which levels of income were not achieved. In 1995, Mr. Lebowitz was granted options to purchase up to 125,000 shares of Common Stock that would have vested had the Company achieved a certain specified level of net income for fiscal year 1996 which levels of income were not achieved.

         On February 11, 1998, the Board of Directors of the Company approved the amendment and restatement of S. Peter Lebowitz's employment contract to extend the term to December 31, 2003. All other terms are substantially the same as the 1996 Agreement. Also on February 11, 1998, the Board of Directors granted options to Mr. Lebowitz for the purchase of 1,000,000 shares of Common Stock pursuant to the terms and conditions of the Company's 1994 Plan, subject to stockholder approval to the extent the grant exceeds available shares under the 1994 Plan. The options are exercisable at the market price on the date of grant.

Compensation of Directors

         Non-employee directors of the Company will receive one thousand dollars plus expenses for each meeting of the board that they attend and are granted 10,000 options annually. On August 26, 1996, each Director was granted an option under the Company's 1994 Stock Incentive Plan (the "1994 Plan") to purchase 15,000 shares of the Company's common stock at an exercise price of $4.00 per share. Following authorization by the shareholders at the 1997 Annual Meeting of Stockholders of additional options under the 1994 Plan, each director was granted an option to purchase an additional 10,000 shares at an exercise price of $1.00 per share, which grant had an effective date of August 26, 1996. On June 12, 1997, each Director was granted an option to purchase 20,000 shares of the Company's common stock at an exercise price of $0.42. Each grant vests in four substantially equal parts on each of the first four anniversaries of the date of the grant. To the extent the options are unexercised, they expire on the fifth anniversary of the date of the grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 31, 1998, the number of shares of Common Stock beneficially owned (and the percentage of the Company's Common Stock) by (i) each person known (based solely on Schedules 13D or 13G filed) to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Named Executive and (iv) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

Name and Address                        Number of Shares       Percentage (%) of
                                       Beneficially Owned         Common Stock

S. Peter Lebowitz                           1,509,000               21.3%
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 402
Boca Raton, Florida  33433

Theresa Lebowitz and Michael S.              474,000                 6.7%
Nelson, Esq., as trustees (1)
c/o Kramer, Levin, Naftalis, Nessen
& Frankel
919 Third Avenue
New York, New York  10022

Glen Freeman  (2)                            12,500                   *
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 402
Boca Raton, Florida 33433

Theodore Listerman  (2)                      22,500                   *
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 402
Boca Raton, Florida 33433

Jack Schultz  (2) (3)                        14,500                   *
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 402
Boca Raton, Florida 33433

Julian Shaps  (2)                            12,500                   *
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 402
Boca Raton, Florida 33433

John Bagdasian (4)                            8,500                   *
c/o Big Smith Brands, Inc.
7100 West Camino Real, Suite 402
Boca Raton, Florida  33433

All directors and officers as a group       1,577,000                22.0%
(6 persons) (5)

-----------------

*    Indicates beneficial ownership of less than one (1%) percent.

(1) Represents shares held in trust for the benefit of Barbara Lynn Van Achte, Karen Sue Hart and Wendy Ann Lebowitz, with respect to which Mrs. Lebowitz and Mr. Nelson, a partner at the law firm of Kramer, Levin, Naftalis & Frankel, the Company's outside corporate counsel, serve as trustees. Under the Trust Agreement, Mrs. Lebowitz and Mr. Nelson share voting and dispositive power, subject only to the beneficiaries' right to withdraw the shares under certain circumstances. Mrs. Lebowitz is the wife, and the three trust beneficiaries are the daughters, of Mr. Lebowitz.

(2) Includes 12,500 shares issuable upon exercise of options exercisable within 60 days.

(3) Includes 2,000 shares issuable upon exercise of warrants exercisable within 60 days.

(4) Includes 2,500 shares issuable upon exercise of options exercisable within 60 days.

(5) Includes options and warrants to purchase 54,500 shares exercisable within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company purchases some of its raw materials from a corporation whose President is the Secretary of the Company. Such purchases for the years ended December 31, 1997 and 1996 were $224,916 and $90,847, respectively. Accounts payable to this related party totaled $1,269 and $0 at December 31, 1997 and 1996, respectively. Accounts receivable from this related party totaled $0 and $0 at December 31, 1997 and 1996, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                                  EXHIBIT TABLE

   Exhibit
     No.                                            Description
    ----                                            -----------

3(a)          Form of Restated Certificate of Incorporation.*

(b)           By-laws.*

10(c)         Loan and Security Agreement,  dated December __, 1997, between the
              Company  and  National   Credit   Commercial   Funding,   Inc.,  a
              NationsBank Company.***

(z) Amended and Restated Employment Agreement, dated January 1, 1998, between the Company and S. Peter Lebowitz***

(ab)          Warrant to Purchase Common Stock, dated as of April 2, 1997.**

(ac) Letter of Intent, dated February 10, 1998, from D.L. Cromwell Investments, Inc. ("Cromwell") to Willora Company Limited ("Willora") with respect to the conversion of the remaining Debentures

(ad)          Letter Agreement, dated  February 10,  1998,  among  the Company,
              Willora and Cromwell,  with  respect  to the  conversion   of  the
              remaining Debentures.

27            Financial Data Schedule***

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

***  Filed herewith.

          (b)      Reports on Form 8-K.

                                      None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 1998                           BIG SMITH BRANDS, INC.

                                                 By:  /s/ S. Peter Lebowitz
                                                      ---------------------
                                                      S. Peter Lebowitz
                                                      Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                            Date
---------                                   -----                                            ----
 /s/ S. Peter Lebowitz                      Chairman of the Board, President                 April 13, 1998
----------------------------                and Chief Executive Officer
  S. Peter Lebowitz                         (Principal Executive Officer)


  /s/ Terry L. Dober                        Chief Financial Officer                          April 13, 1998
----------------------------                (Principal Accounting Officer)
  Terry L. Dober

  /s/ Glen Freeman                          Director                                         April 13, 1998
----------------------------
  Glen Freeman

   /s/ Julian H. Shaps                      Director                                         April 13, 1998
----------------------------
  Julian H. Shaps

   /s/ Theodore L. Listerman                Director                                         April 13, 1998
----------------------------
  Theodore L. Listerman

  /s/ Jack Schultz                           Director                                         April 13, 1998
----------------------------
   Jack Schultz

                             Big Smith Brands, Inc.

                       Reports of Independent Accountants

                           December 31, 1997 and 1996

                             BIG SMITH BRANDS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                          Page

Report of Independent Accountant........................................................   F-2

Report of Independent Accountant........................................................   F-3

Financial Statements:

Consolidated Balance Sheets as of December 31, 1997 and 1996............................   F-4

Consolidated Statements of Operations for the Years Ended December 31, 1997 and 1996....   F-6

Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Years
Ended December 31, 1997 and 1996.........................................................  F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996....   F-8

Notes to Consolidated Financial Statements ..............................................  F-10


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Big Smith Brands, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Big Smith Brands, Inc., and Subsidiary as of December 31, 1997, and the related consolidated statement of operations, changes in stockholders' (deficit) equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big Smith Brands, Inc., and Subsidiary as of December 31, 1997, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have ben prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 13, the Company experienced a loss from operations in 1997 and 1996 and had a working capital deficiency at December 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters includes obtaining bridge financing and completing an equity offering, as described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Boca Raton, Florida
March 6, 1998

To the Board of Directors and Stockholders of Big Smith Brands, Inc.
Boca Raton, Florida


         We have audited the accompanying consolidated balance sheet of BIG SMITH BRANDS, INC. AND SUBSIDIARY as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIG SMITH BRANDS, INC. AND SUBSIDIARY as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

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


                                                  BAIRD, KURTZ & DOBSON

Joplin, Missouri
February 26, 1997

                             BIG SMITH BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                             1997               1996
                                                             ----               ----
Current Assets:
  Cash                                                 $   111,190        $  170,551
  Temporary investments (Note 10)                            7,762           144,906
  Accounts receivable, less allowance for doubtful
    accounts; 1997 - $253,768, 1996 - $326,144 (Note 1)  2,004,176         3,150,830
  Royalties receivable (Note 7)                                  -         1,195,803
  Inventories (Notes 1,2,7)                              3,265,983         4,144,764
  Prepaid expenses                                         147,985           151,978
                                                     -------------     -------------

        Total Current Assets                             5,537,096         8,958,832
                                                      ------------       ------------

Property and Equipment, at cost (Notes 1, 7):
  Land                                                     20,000             20,000
  Buildings                                               497,978            471,109
  Equipment                                             1,940,252          1,936,848
  Vehicles                                                 81,511             81,511
                                                    --------------    --------------
                                                       2,539,741           2,509,468
  Less:  accumulated depreciation                      1,361,754           1,098,311
                                                    ------------        ------------

        Net property and equipment                     1,177,987           1,411,157
                                                    ------------        ------------

Other Assets:
  Trademarks, less accumulated amortization;
      1997 - $34,391, 1996 - $48,720 (Note 1)            432,749             467,140
  Security deposits                                       26,139              12,130
  Deferred finance charges, less accumulated
    amortization of $69,949 (Note 1)                     352,504                   -
                                                    ------------    ----------------
          Total other assets                             811,392             479,270
                                                    ------------        ------------

Total Assets                                         $ 7,526,475         $10,849,259
                                                      ==========          ==========




          See accompanying notes to Consolidated Financial Statements.

                             BIG SMITH BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------


                                                        1997               1996
                                                        ----               ----
CURRENT LIABILITIES
  Revolving line-of-credit (Note 3)                 $ 2,595,088        $3,633,177
  Current maturities of long-term debt (Note 4)         429,609           579,991
  Checks outstanding in excess of bank balance          277,284           284,552
  Accounts payable                                    2,266,548         1,985,318
  Accrued expenses                                      506,602           409,780
  Accrued restructuring/litigation (Note 13)            330,863           651,302
  Accrued royalties (Note 7)                            665,674           665,674
                                                    -----------     -------------

        Total Current Liabilities                      7,071,668        8,209,794
                                                    ------------     ------------

Long-Term Debt (Note 4)                                2,160,486          587,221
                                                    ------------    -------------

Commitments and Contingencies (Notes 5 & 11)                   -                -

Stockholders' (Deficit) Equity (Note 4):
  Common stock, $.01 par value; authorized
    10,000 shares; issued and outstanding
    1997 - 4,198,842, and 1996 - 3,930,000 shares        41,998            39,300
  Additional paid-in capital                          7,181,620         6,315,818
  Accumulated deficit                                (8,929,297)       (4,302,874)
                                                    -----------        -----------

        Total Stockholders' (Deficit) Equity         (1,705,679)        2,052,244
                                                    -----------      ------------

Total Liabilities and Stockholders' (Deficit) Equity$ 7,526,475       $10,849,259




          See accompanying notes to consolidated financial statements.

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                             1997                 1996
                                                             ----                 ----

Revenues: (Notes 1, 7)
  Net sales                                               $ 12,560,715      $ 21,804,928
  Royalties, net of related costs of $937,546 in 1996                -         1,298,217
                                                           -----------------------------
          Total revenues                                    12,560,715        23,103,145

Cost of goods sold                                          11,155,030        19,840,931
                                                          ------------      ------------

Gross profit                                                 1,405,685         3,262,214
                                                         -------------    -------------

Operating expenses:
  Selling                                                    1,482,965        1,943,227
  General and administrative                                 2,355,300        2,430,036
  Restructuring and litigation charges (Note 13)             1,007,897        1,709,358
  Bad debts                                                    205,440          103,881
  Depreciation (Note 1)                                        138,060           37,051
                                                         -------------    -------------
          Total operating expenses                           5,189,662        6,223,553
                                                         -------------    -------------

          Loss from operations                              (3,783,977)      (2,961,339)
                                                         --------------    ------------


Other income (Expense):
  Miscellaneous income                                               -           9,093
  Interest income                                                6,235          15,794
  Interest expense                                            (644,192)       (760,291)
  Amortization of debenture discount (Note 4)                 (193,796)              -
  Foreign currency transaction gain (loss)                     (10,693)        (27,499)
                                                          -------------  -------------
          Total other income (expense)                        (842,446)       (762,903)
                                                          -------------  -------------

Loss before income taxes                                    (4,626,423)     (3,724,242)


Provision for income taxes (Note 6)                                  -         220,568
                                                          ------------     -----------

Net loss                                                   $(4,626,423)    $(3,944,810)
                                                           ===========     ===========

Net loss per share (basic and diluted) (Note 1)            $     (1.16)   $     (1.00)
                                                           ============    ===========

Weighted average common shares outstanding                    3,985,484      3,930,000
                                                           ============    ===========
  (Note 1)



          See accompanying notes to consolidated financial statements.

                             BIG SMITH BRANDS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                     Additional     Retained
                                          Common       Paid-in      Earnings
                                          Stock        Capital     (Deficit)        Total
                                      ------------  -----------   -----------    -----------

Balance (deficit), January 1, 1996         $39,300   $6,315,818   $ (358,064)     $5,997,054

Net loss - 1996                                  -            -   (3,944,810)     (3,944,810)
                                      ------------  -----------   -----------    -----------

Balance (deficit), December 31, 1996        39,300    6,315,818   (4,302,874)      2,052,244

Discount on convertible debentures (Note 4)      -      800,000            -         800,000

Conversion of convertible debentures
  into common shares (Note 4)                2,698       65,802            -          68,500

Net loss - 1997                                  -            -   (4,626,423)     (4,626,423)
                                       -----------  -----------   -----------     -----------

Balance (deficit) December 31, 1997        $41,998   $7,181,620  $(8,929,297)   $(1,705,679)
                                           =======   ==========  ============   ============




          See accompanying notes to consolidated financial statements.

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                          1997            1996
                                                          ----            ----
Cash Flows from Operating Activities:
  Net Loss                                             $(4,626,423)   $  (3,944,810)
  Items not requiring cash:
    Depreciation and amortization                          375,364          240,146
    Deferred income taxes                                        -          220,568
    Loss on sale or impairment of property and equipment    26,457          193,409
    Amortization of debenture discount                     193,796                -
    Allowance for doubtful accounts                       (72,376)          279,565
    Allowance for inventory obsolescence                    49,077          169,000
  Changes (increase) decrease in assets and liabilities:
    Accounts receivable                                  1,219,030        (648,346)
    Royalties receivable                                 1,195,803        (481,261)
    Inventories                                            829,704        7,194,202
    Prepaid expenses                                         3,993           57,242
    Other assets                                          (14,009)          165,835
    Accounts payable and accrued expenses                  378,052        (384,224)
    Accrued restructuring and litigation                 (320,439)          651,302
                                                       -----------      -----------
       Net cash (used in) provided by operating          (761,971)        3,712,628
        activities

Cash Flows from Investing Activities:
  Proceeds from the sale of property and equipment           1,250           35,670
  Purchase of property and equipment                       (65,561)        (230,437)
  Proceeds from sale of temporary investments              137,144                -
  Purchase of temporary investments                              -          (18,131)
  Refund of security deposits                                    -           14,999
                                                     -------------      -----------
      Net cash provided by (used in) investing              72,833        (197,899)
      activities                                     -------------      -----------



(Continued on next page)


          See accompanying notes to consolidated financial statements.

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(Continued from previous page)

                                                        1997                   1996
                                                        ----                   ----

Cash Flows from Financing Activities:
  Checks outstanding in excess of bank balance        (7,268)               107,208
  Proceeds from long-term debt                    (1,103,840)                     -
  Net borrowings (repayments) under line-of-credit
    agreement                                     (1,038,089)            (3,121,767)
  Principal payments on long-term debt              (706,253)              (283,798)
  Principal payments on loan from stockholder              -                (50,028)
  Proceeds from issuance of convertible
    debentures                                     1,700,000                      -
  Increase in deferred finance costs                (422,453)                     -
                                                 -----------       ----------------
      Net cash provided by (used in) financing
               activities                            629,777             (3,348,385)
                                                ------------       ----------------
(Decrease) increase in cash                          (59,361)               166,344

Cash, beginning of year                              170,551                  4,207
                                                ------------       ----------------
Cash, end of year                               $    111,190             $  170,551
                                                ============       ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Long-term debt incurred for purchase of         $          -               $391,603
equipment

Imputed discount on convertible debentures           800,000                     -

Conversion of convertible debentures into
  common stock                                        68,500                     -
                                                  $  868,500           $    391,603


Additional cash payment information:
------------------------------------

Interest paid                                     $  767,817           $    785,223
                                                  ==========           ============

Income taxes                                   $           -           $          -
                                               =============           ============







           See accompanying notes to consolidated financial statements

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
             ACCOUNTING POLICIES

Nature of Operations
--------------------

The Company's revenues are predominately earned from manufacture and sale of quality work apparel under a variety of brand names, including Big Smith, Smith Mountain Classics and Big Smith Vintage. As discussed in Note 13, the Caterpillar license was purportedly terminated in 1996. The Company extends unsecured credit principally to national chains and local stores throughout the United States and certain manufacturers and distributors in Europe. One unaffiliated customer (Wal-Mart Stores, Inc.), accounted for 45.7% and 30.9% of the Company's operating revenues for the years ended December 31, 1997 and 1996, respectively. Accounts receivable for this customer totaled approximately $1,023,000 and $1,010,000 at December 31, 1997 and 1996, respectively. Sales to foreign customers accounted for -0-% and 22% of operating revenues for the years ended December 31, 1997 and 1996, respectively.

Principles of Consolidation
---------------------------

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiary,   Big  Smith  Global  Limited.  All  significant
intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Inventory Pricing
-----------------

All inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

Property and Equipment
----------------------

Property and equipment are depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. Depreciation expense for the years ended December 31, 1997 and 1996 was $271,024 and $205,755, respectively.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
             ACCOUNTING POLICIES (Continued)

Intangibles and Deferred Finance Charges
----------------------------------------

Trademark acquisition costs are being amortized using the straight-line method based upon the economic useful life of fifteen years. Deferred finance charges are recognized using the straight-line method over the term of the related debt, and are included in interest expense. The Company periodically evaluates the carrying value of intangible assets to determine whether any impairment has occurred in the value of such assets. Impairments are recognized when the present value of projected future cash flows is less than their carrying value. See Note 7 regarding certain impairment write downs that were recorded during 1997 and 1996.

Earnings Per Share
------------------

Earnings per share are computed based on the weighted average number of common shares outstanding during the year. Stock warrants and options outstanding are common stock equivalents and are included in the calculation of earnings per share to the extent they are dilutive using the treasury-stock method. Basic and diluted earnings per share are the same.

Cash and Cash Equivalents
-------------------------

The Company considers highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1997 and 1996.

Revenue Recognition
-------------------

Revenue  from  sales is  recognized  when  title passes to the customer.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. The Company incurred approximately $87,000 and $212,000 in advertising costs during the years ended December 31, 1997 and 1996, respectively.

Income Taxes
------------

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INVENTORIES

        Inventories at December 31, 1997 and 1996 consisted of the following:


                                                1997                    1996
                                                ----                    ----

        Raw materials                      $    760,759              $ 1,239,152
        Work-in-process                         440,591                  364,946
        Finished goods                        2,064,633                2,540,666
                                              ---------                ---------
                                           $  3,265,983              $ 4,144,764
                                            ===========                =========

NOTE 3 - REVOLVING LINE OF CREDIT

                                                   1997                     1996
                                                   ----                     ----

        Revolving line-of-credit             $2,595,088               $3,633,177
                                             ==========               ==========



At December 10, 1997, the Company secured a new revolving loan and credit accommodation allowing for maximum borrowing of $10,000,000 with borrowing levels based upon a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. (See Note 4.) The loan bears interest at prime rate plus 1.875% (10.375% at December 31, 1997), and matures in December 2000. At December 31, 1997, the Company has approximately $259,000 available under this credit accommodation for future use.

The agreement also provides for additional interest under certain circumstances and other fixed fees payable at closing and annually during the term of the loan. Some of the proceeds were used to pay off the previous revolving line-of-credit of $3,633,177 and other equipment loans totaling approximately $522,000.

The loan is secured by all of the accounts of the Company which includes the accounts receivable, inventories, property and equipment, and trademarks. The loan agreement contains a restriction regarding a capital expenditure limit.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LONG-TERM DEBT

 Long-term debt includes the following notes payable:

                                                  1997                 1996
                                                  ----                 ----

6% convertible debentures due 2000 (a)        $1,025,296         $          -
Facility loans (b)                             1,103,840                    -
Equipment financing and working capital                -              164,521
Equipment financing and working capital                -              357,439
Trademark note (c)                               200,000              300,000
Equipment financing (d)                          210,239              269,769
Other                                             50,720               75,483
                                              ----------           ----------
                                               2,590,095            1,167,212
Less:  current maturities                        429,609              579,991
                                              ----------           ----------
        Total Long-term debt                  $2,160,486           $  587,221
                                              ==========           ==========



Aggregate annual maturities of long-term debt at December 31, 1997 were:


1998                                              $   429,609
1999                                                  424,541
2000                                                1,735,945
                                                  -----------

        Total Future Maturities                   $ 2,590,095
                                                  ===========

(a) On April 2, 1997, the Company sold convertible debentures in the principal amount of $1,700,000 to an offshore accredited investor in a private placement. The debentures bear interest at 6%, mature on March 31, 2000 and are unsecured. After May 15, 1997, the debentures are convertible into common stock of the Company at the option of the holder.

The conversion price for each share specified is the lesser of $2.80 or 70% of the stock's market price on the conversion date if converted between May 16 and July 10, 1997, and the lesser of $2.80 or 67.5% of the stock's market price on the conversion date if converted after July 10, 1997. The Company has agreed to redeem outstanding debentures at 148% of initial principal amount if required to do so by any applicable law, rule or regulation of any regulatory body, securities exchange or trading market. The Company paid fees aggregating $280,000 and issued a warrant to purchase 100,000 shares of the Company's common stock to the investment banker that arranged the transaction. The warrant provides for a purchase price of $2.00 per share and expires March 31, 2002.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LONG-TERM DEBT (Continued)

Because at the time of issuance the debenture holder's conversion rights allowed a conversion into common shares with a market value in excess of the debenture principal, this excess at the debenture issuance date of approximately $800,000, was credited to additional paid-in capital. The resulting discount on the debentures is charged to operations as imputed interest. At December 31, 1997, $68,500 of convertible debt has been converted into 269,842 shares of common stock and the unamortized portion of the discount of $606,204 has been netted against the principal amount. (See Note 16.)

(b) December 10, 1997, the Company obtained a facility loan in the amount of $1,103,840 along with a revolving line-of-credit loan (see Note 3). The facility loan is secured by real estate, equipment and trademarks of the Company. The loan provides for equal monthly payments over a five year period of time and bears interest at prime plus 1.875% (10.375% at December 31, 1997)

(c) The trademark note is non-interest bearing, payable in annual installments of $100,000 and due April 18, 1999.

(d) The equipment loan bears interest at 9.7% and is payable $7,921 per month including interest, due April 20, 2000 and secured by certain equipment.

NOTE 5 - OPERATING LEASES

The Company leases real property under noncancellable operating leases for periods of 36 to 60 months. Rent expense for the years ended December 31, 1997 and 1996 was approximately $123,000 and $194,000, respectively.

Future minimum lease payments at December 31, 1997 were:


        1998                                        $  67,311
        1999                                           40,886
        2000                                           27,258
                                                   ----------

             Total future minimum lease payments    $ 135,455
                                                    =========

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes includes these components:

                                                        1997            1996
                                                        ----            ----
Current                                             $         -     $         -
Deferred                                                      -               -
  Change in valuation allowance                               -         220,568
                                                    -----------     -----------
        Total                                       $         -      $  220,568
                                                    ===========      ===========


A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                       1997            1996
                                                       ----            ----
Computed at the statutory rate (34%)               $(1,548,938)     $(1,266,242)
Increase (decrease) resulting from:
  Non-deductible expenses                               19,333           25,117
  State income taxes and other, net of federal
    tax benefit                                       (163,289)        (152,060)
  Change in deferred tax asset valuation allowance   1,692,894        1,613,753
                                                    ----------      -----------
Actual tax provision                               $         -       $  220,568
                                                   ============      ==========


The tax effect of temporary differences related to deferred taxes shown on the balance sheets were:

                                                        1997           1996
                                                        ----           ----
Deferred tax assets:
  Allowance for doubtful accounts                      $98,970       $ 127,196
  Inventories                                           85,050          68,392
  Provision for impairment losses on property
    and equipment                                       60,966          60,966
  Accrued health insurance                              71,757          55,544
  Accrued compensated absences                               -           4,866
  Accrued stock option compensation                     17,997          17,997
  Accrued restructuring/litigation                     129,037         187,200
  Net operating loss carryforward                    2,975,915       1,168,603
  Foreign tax credit carryforward                            -          14,567
                                                    -----------     ----------
                                                     3,439,692       1,705,331
Deferred tax liabilities:
  Accumulated depreciation                            (133,045)        (91,578)
                                                    -----------     -----------

Net deferred tax asset before valuation allowance    3,306,647       1,613,753
                                                    -----------     -----------

Valuation allowance:
    Beginning balance                               (1,613,753)              -
    (Increase) decrease during the period           (1,692,894)     (1,613,753)
                                                    -----------     ----------
    Ending balance                                  (3,306,647)     (1,613,753)
                                                    -----------     ----------
Net deferred tax asset                              $        -      $        -
                                                    ===========     ==========

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  INCOME TAXES (CONTINUED)

The above net deferred tax asset is presented on the balance sheets as follow:

                                                         1997            1996
                                                         ----            ----
Deferred tax asset - current                        $ 402,253       $ 461,195
Deferred tax asset - long-term                      2,904,394       1,152,558
Valuation allowance                                (3,306,647)     (1,613,753)
                                                  -----------      ----------
          Net deferred tax asset               $           -   $            -
                                               ==============      ==========


The Company has unused operating loss carryforwards of approximately $7,630,000 and $2,996,000 at December 31, 1997 and 1996, respectively, which expire principally in 2011 and 2012.

NOTE 7 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

General accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Royalty Receivable and Payable
------------------------------

At December 31, 1997 and 1996, the Company has recorded royalties receivable of $-0- and $1,195,803, respectively, as a current asset and royalties payable of $665,674 for 1997 and 1996 as a current liability. As discussed in Note 13 the Company is currently involved in various litigations involving purported termination of the Caterpillar licensing agreement, including amounts to be received from licenses for sale of Caterpillar goods manufactured abroad and royalties to be paid to Caterpillar. Management's position is that there will be no payment made regarding the amount of recorded royalties payable. Because the payable is involved in litigation, events could occur in the near term that would materially affect the amount and timing of payments of this account.

Provision for Inventory Obsolescence and Marketability
------------------------------------------------------

At December 31, 1997 and 1996, the Company had quantities of certain fabric, trim and finished goods that exceeded the current year volume of sales or use. Management reduced the carrying value of these items by approximately $218,000 and $169,000, through a charge included in the 1997 and 1996 cost of goods sold and has developed plans for use or disposition of these goods. No estimate can be made of any additional costs which might result should management's plans be unsuccessful.

Reduction of Value of Long-Lived Assets
---------------------------------------

In connection with the restructuring/litigation described in Note 13, the Company has reduced the carrying value of certain building improvements and equipment approximately $156,000 at December 31, 1997 and 1996. The Company recorded a charge of approximately $228,000 in 1996 to recognize impairment in the carrying value of certain building improvements and equipment. The amount of that estimate could vary materially in the near term.

Self Insurance
--------------

The Company maintains a self-insured health program covering substantially all of its employees. The Company retains the liability for claim amounts up to $25,000 annually for each covered employee and has reinsured the liability for annual claim amounts in excess thereof and $1,000,000 in aggregate with a commercial insurer. Provisions for claims costs are recorded based upon management's estimates of the Company's estimates of its aggregate liability for claims incurred. Claims payments based on actual claims ultimately filed could differ materially from these estimates.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS (Continued)

Litigation - Related Obligations
--------------------------------

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

Major Customers
---------------

Current vulnerabilities due to concentrations of major customers are discussed in Note 1.

Revenues from Major Products
----------------------------

In 1997 and 1996, approximately $75,000 and $8.3 million of the Company's sales revenues and substantially all of its royalty revenues pertained to Caterpillar branded merchandise. Sales of overalls accounted for approximately $7.7 million and $6.2 million in 1997 and 1996, respectively.

NOTE 8 - LICENSING AGREEMENTS

The Company had entered into licensing agreements with two companies, Caterpillar, Inc., ("Caterpillar") and Wolverine, to market products under their respective trademarks. The agreements provided for payments of royalties based on net sales subject to minimum annual amounts. The Company had received royalties for the sale abroad of certain Caterpillar goods manufactured abroad. Royalty expense, including royalties on both foreign and domestic manufactured goods, for the years ended December 31, 1997 and 1996 was $-0- and $1,425,327, respectively. Net royalty income after royalty expense for the years ended December 31, 1997 and 1996 was $-0- and $1,298,217, respectively.

As discussed in Note 13, the Company's license with Caterpillar purportedly has been terminated. The royalty agreement with Wolverine has been terminated by mutual agreement.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTIONS AND WARRANTS

Special Stock Options
---------------------

The Company granted the chief executive officer options to purchase up to 50,000 shares of common stock for 1996, exercisable only if the Company achieved certain specified levels of net income for the year. The 1996 options were forfeited because the Company did not achieve the specified net income level.

Stock Option Plan
-----------------

Under the Company's stock option plan, 500,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. Options issued through December 31, 1997 carry exercise prices ranging from 27% to 75% of the quoted market price on the date of the grant. The options vest equally over a period of four years following the date of grant and the unexercised portion of the options expires and ceases to be exercisable on the earlier of the fifth year after the date of the grant or specified date following termination of employment.

In 1996, the Company elected to continue measuring compensation cost using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost recognized for the stock option plan amounted to $40,300 and $22,919 for 1997 and 1996, respectively. Disclosures about the fair value of options and pro forma disclosures of the effect of measuring compensation based on the fair value method of accounting have not been presented because management believes such values do not have a material effect.

Information related to options, other than the special stock options discussed above, is summarized below:

                                                                         Weighted
                                                                          Average
                                                       Number of      Exercise Price
                                                        Options         Per Option
                                                        -------         ----------

Outstanding at December 31, 1995 (-0- exercisable)      133,000             $3.18
Granted                                                 105,000              2.77
Exercised                                                     -                 -
Forfeited                                               (35,350)             3.18
                                                                            -----
Outstanding at December 31, 1996 (24,413 exercisable)   202,650              2.77
Granted                                                 110,100               .47
Exercised                                                     -                 -
Forfeited                                               (17,050)             3.18
                                                        -------
Outstanding at December 31, 1997 (67,850 exercisable)   295,700             $2.04
                                                        =======             =====


                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTIONS AND WARRANTS (continued):

Information related to options outstanding at December 31, 1997:

Exercise price range                                         $0.42 - $4.00
Number of options:
  Outstanding                                                      295,700
  Exercisable                                                       67,850
Weighted average exercise price:
  Outstanding                                                        $2.04
  Exercisable                                                        $3.48
Weighted average remaining contractual life                        4 years


As of December 31, 1997 and 1996, the Company has 1,955,000 warrants outstanding that allows the holder to purchase one share of common stock, par value $.01 per share until February 8, 1998 at an exercise price of $4.60 per share.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL STATEMENTS

The following methods were used to estimate the fair value of financial instruments:

Cash and Checks Outstanding in Excess of Bank Balance
-----------------------------------------------------

The carrying amount is a reasonable estimate of fair value.

Temporary Investments
---------------------

For these short-term instruments, which consisted of a certificate of deposit in 1996 and other interest-bearing accounts with banks, the carrying amount is a reasonable estimate of fair value.

Notes Payable and Long-term Debt
--------------------------------

Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

                                              December 31, 1997          December 31, 1996
                                              -----------------          -----------------
                                            Carrying      Fair       Carrying        Fair
                                             Amount       Value       Amount         Value
                                             ------       -----       ------         -----
Financial assets:
  Cash                                      $111,190     $111,190     $170,551       $170,551
  Temporary investments                        7,761        7,761      144,906        144,906
Financial liabilities:
  Checks outstanding in                      277,284      277,284      284,552        284,552
  excess of bank balance
  Line-of-credit                           2,595,088    2,595,088    3,633,177      3,663,177
  Long-term debt                           2,590,095    2,590,095    1,167,212      1,250,452


                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS

The Company has existing purchase commitments of approximately $2,009,600 for raw materials with various scheduled delivery dates to June 1998 with net 60 day terms.

The Company is committed to pay an annual $50,000 facility fee on the revolving loans and credit accommodations to the bank.

NOTE 12 - RELATED-PARTY TRANSACTIONS

The Company purchases some of its raw materials from a corporation whose President is the Secretary of the Company. Such purchases for the years ended December 31, 1997 and 1996, were $224,916 and $90,847, respectively. The Company also contracted design services of $95,000 in 1997 from a corporation whose President is the Vice President of Big Smith Sportswear division.

NOTE 13 - LITIGATION AND RESTRUCTURING

Caterpillar Litigation and Other Related Matters
------------------------------------------------

The Company is currently engaged in litigation in the United States and in Great Britain with Caterpillar, Inc., with respect to the Company's rights to continue to manufacture and sell Caterpillar branded products. The Company believes that its agreement with Caterpillar licensing it to manufacture and sell such products has not been properly terminated and it remains licensed to produce such goods through December 31, 1999, the expiration date of the license.

Caterpillar filed suit seeking declaratory judgment that its purported termination of the agreement with the Company was proper. On August 19, 1996, the U.S. District Court ruled that the license had been properly terminated, a ruling which the Company appealed. On December 6, 1996, the U.S. Supreme Court of Appeals denied the appeal.

The Company has filed a counterclaim against Caterpillar and other parties. On December 16, 1997, the court heard oral arguments to dismiss the counterclaim. To date, the court has not ruled on such motions. The Company expects the case to move to discovery.

There can be no assurance that the outcome of the litigation will be favorable to the Company, that the Company's defenses to the claims against it will be vindicated or that any of its counterclaims will be held to be valid. If the outcome of the litigation is not favorable, such outcome could have a material adverse effect on the financial condition of the Company.

The Company is involved in pending or threatened litigation in foreign jurisdictions with a number of its foreign distributors in connection with their refusal to pay royalties and account receivable for the sales of goods to such distributors, which the Company believes to be due in respect of sales by such distributors of Caterpillar branded products prior to the Company's ceasing to sell such products. Additionally, certain of these distributors have made claims against the Company relating to the effects of the purported termination of the Caterpillar license on their arrangements with the Company.

Although the Company's international attorneys have advised the Company that it has valid claims in these actions for royalties and accounts receivable owing, there can be no assurance that the outcome of these litigations or of any of them will be, on net, favorable to the Company. Additionally, the Company believes that the outcome of these actions, and particularly with respect to any claims against it in these actions, may depend, in part on the outcome of the Caterpillar litigation.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - LITIGATION AND RESTRUCTURING (continued)


Restructuring
-------------

In the third quarter of 1996, because of the purported termination of the Caterpillar licensing agreement and the resulting litigation discussed above, management decided to cease manufacture, sales of Caterpillar branded products and refocus efforts on development of the Company's own brands. On August 25, 1996, management adopted a plan to downsize and restructure the Company's operations. This plan included liquidation of the remaining inventory of Caterpillar goods, closure of two manufacturing facilities, sale or transfer of equipment at those facilities, termination or relocation of certain employees and reorganization of the remaining personnel and business structure. Completion of the downsizing and restructuring plan occurred in 1997. Provisions were accrued in 1996 for costs associated with the litigation arising from the
Caterpillar agreement and the subsequent restructuring of the Company. Provisions with respect to inventory write downs and closeouts were accrued in cost of goods sold. Operating expenses were accrued for the costs of closing domestic and foreign facilities and impairment of property and equipment and other long-lived assets, as well as the costs of litigation and collection of disputed amounts receivable related to the Caterpillar matters.

Activity in the accrued restructuring/litigation liability account during 1997 and 1996 is summarized as follows:

                                                              1997              1996
                                                              ----              ----

Beginning balance                                          $  651,302        $        -
Costs and losses originally recognized                              -         1,397,481
Subsequent adjustments of costs and losses
  recognized                                                1,007,897           311,877
Cash paid and noncash amounts utilized                     (1,328,336)       (1,058,056)
                                                           ----------       -----------
Ending balance                                             $  330,863       $   651,302
                                                           ==========       ===========



NOTE 14 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

As discussed in Notes 1, 3 and 11, the Company's liquidity needs could exceed the amount of borrowings available under the existing agreement. The Company has commenced several steps to obtain additional sources of liquidity including the bridge financing arrangements and the sale of additional common stock. Management believes these actions will provide all of the necessary capital and cash requirements to ensure the Company's ability to continue to fund the growth of the workwear division and provide the funds necessary to complete the introduction of the sportswear line on a global basis.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED, NOT REVIEWED BY
             INDEPENDENT ACCOUNTANTS)

                                                                       Provision    Earnings
                         Total      Operating                         (Credit) for   (Loss)
Calendar               Operating     Income           Other              Income        Per
 Quarter               Revenues      (Loss)         Expenses              Taxes      Shares
 -------               --------      ------         --------              -----      ------

1997
  First              $  1,743,823    $   (491,941)   $    134,151         $     -                 $(0.16)
  Second                2,365,784        (488,872)        247,818               -                  (0.19)
  Third (1)             4,232,496        (603,061)        217,792               -                  (0.21)
  Fourth (1)            4,218,612      (2,200,103)        242,685               -                  (0.60)
                     ------------      ----------    -------------        -------                 -------
                     $ 12,560,715    $ (3,783,977)   $    842,446(2)      $     -                 $(1.16)
                     ============    =============   =============        =======

1996
  First              $  4,537,498    $    (67,127)   $    199,999       $(104,178)                $(0.04)
  Second                4,903,314        (224,565)        197,923        (164,773)                 (0.07)
  Third(3)              6,541,815      (2,171,329)        181,884         504,087                  (0.73)
  Fourth(3)             7,120,518        (498,318)        183,097         (14,568)                 (0.16)
                     ------------    -------------   ------------       ----------                -------
                     $ 23,103,145    $ (2,961,339)   $    762,903(2)    $ 220,568                 $(1.00)
                     ============    ============    ============       ==========                ========


(1) Operating (loss) reflects provisions approximately of $650,000 and $358,000 for the fourth and third quarters, respectively, for restructuring and litigation costs. Also included in fourth quarter operating results are approximately $304,000 of inventory write downs and accounts payable adjustments charged to costs of goods sold and additional allowance for doubtful accounts of approximately $169,000 charged to bad debts expense.

(2) Other expenses are comprised primarily of interest and amortization of the debenture discount expense in the amounts of $837,987 and $760,291 for 1997 and 1996, respectively.

(3) Operating income (loss) reflects provisions of $311,877 and $1,397,481 for the fourth and third quarters, respectively, for restructuring and litigation costs. Also included in third quarter operating results are $814,000 of inventory write downs charged to costs of goods sold.


NOTE 16 - SUBSEQUENT EVENTS

On February 11, 1998, the Board of Directors granted each non-employee member of the Board of Directors an option to purchase 10,000 shares of common stock of the Company.

Also, subject to stockholder approval to the extent the grant exceeds available shares under the 1994 plan, the President of the Company was granted options to purchase 1,000,000 shares of the Company's common stock. A senior advisor to the Company was granted options to purchase 50,000 shares of the Company's common stock. The option exercise price at the date of grants is equal to the fair market value of the common stock.

The Company will be opening in May 1998 a new retail store in the South Beach area of Miami Beach for their new sportswear line. The Company signed a five year lease calling for monthly payments for the first two years of $2,916 and nominal increments thereafter.

On March 19, 1998, the bondholders converted the remaining $1,631,500 of the 6% convertible debentures into 2,900,000 shares of common stock. As a result of this transaction, the discount of approximately $606,000 at December 31, 1997 will be charged against additional income in 1998. (See Note 4(a).)

NOTE 17 - RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 financial statement presentation. These reclassifications had no effect on reported net loss.