Form 10QSB
period 1998-03-31
BIG SMITH BRANDS INC
filed 1998-05-20
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
---  of 1934

For the quarterly period ended March 31, 1998

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

           7100 West Camino Real, Suite 402, Boca Raton, Florida 33433
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 367-8283
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
   ------          ------
Number of shares of common stock outstanding as of May 15, 1998:  7,099,842

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               ------  ------


                                      INDEX


                                                                                         Pages

PART I         FINANCIAL INFORMATION


               Item 1. Consolidated Financial Statements


                               Balance Sheet  as of  March 31, 1998                          3

                               Statements of Operations for the three
                                 months ended March 31, 1998 and 1997                        4

                               Statement of Stockholders' Equity for the
                                 three months ended March 31, 1998                           5

                               Statements of Cash Flows for the three months
                                 ended March 31, 1998 and 1997                               6

                               Notes to Financial Statements                                 7


               Item 2. Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                          8

PART II OTHER INFORMATION                                                                   12


SIGNATURE                                                                                   15

EXHIBIT INDEX                                                                               16




                                    BIG SMITH BRANDS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                         MARCH 31, 1998
                                          (UNAUDITED)

                                            ASSETS
CURRENT ASSETS
  Cash                                                                          $     9,147
  Temporary investments                                                              16,193
  Accounts receivable, less allowance
       for doubtful accounts of  $261,333                                         1,165,033
  Inventories                                                                     4,382,424
  Prepaid expenses                                                                  287,108
                                                                                -----------
        Total current assets                                                      5,859,905
                                                                                 ----------

PROPERTY AND EQUIPMENT, AT COST
  Land                                                                               20,000
  Buildings                                                                         497,978
  Equipment                                                                       1,947,998
  Vehicles                                                                           81,511
                                                                                -----------
                                                                                  2,547,487
  Less accumulated depreciation                                                   1,421,518
                                                                                -----------
        Net property and equipment                                                1,125,969
                                                                                -----------

OTHER ASSETS
  Security deposits                                                                  12,530
  Deferred finance charges, less accumulated amortization of $113,266               309,187
  Trademarks, less accumulated amortization of $91,708                              424,152
                                                                                -----------
        Total other assets                                                          745,869

           Total assets                                                         $ 7,731,743
                                                                                ===========


                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Revolving line-of-credit                                                      $ 3,584,790
  Current maturities of long-term debt                                              432,748
  Checks outstanding in excess of bank balance                                       74,119
  Accounts payable                                                                2,367,048
  Accrued restructuring/litigation                                                  279,574
  Accrued royalties                                                                 665,674
  Accrued expenses                                                                  505,355
                                                                                -----------
        Total current liabilities                                                 7,909,308
                                                                                -----------


LONG-TERM DEBT                                                                    1,033,422

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value; authorized 10,000,000 shares:
       issued and outstanding  7,099,842 shares                                      70,998
  Additional paid-in capital                                                      8,784,120
  Accumulated Deficit                                                           (10,066,105)
                                                                                ------------
        Total stockholders'  deficit                                             (1,210,987)

           Total liabilities and stockholders'  deficit                         $ 7,731,743
                                                                                ===========


See Notes to Consolidated Financial Statements


                                    BIG SMITH BRANDS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                          (UNAUDITED)


                                             1998                          1997
                                             ----                          ----

NET SALES                               $ 2,263,917                     $ 1,743,823

COST OF GOODS SOLD                        1,802,510                       1,466,758
                                        -----------                     -----------

GROSS PROFIT                                461,407                         277,065
                                        -----------                     -----------



OPERATING EXPENSES
  Selling                                   366,991                         289,278
  General and administrative                468,480                         479,728
                                        -----------                     -----------
                                            835,471                         769,006
                                        -----------                     -----------



LOSS FROM OPERATIONS                       (374,064)                       (491,941)
                                        ------------                    ------------



OTHER INCOME (EXPENSE)
  Miscellaneous expense                     (34,754)                        (25,988)
  Amortization of debenture discount       (606,204)
  Interest expense                         (121,786)                       (108,163)
                                        ------------                    ------------
                                           (762,744)                       (134,151)
                                        -----------                     ------------



LOSS BEFORE INCOME TAXES                 (1,136,808)                       (626,092)

PROVISION FOR INCOME TAXES                        0                               0
                                        -----------                     -----------

NET LOSS                                $(1,136,808)                    $ ( 626,092)
                                        ============                    ============

NET LOSS PER SHARE                      $(     0.23)                    $ (    0.16)
                                        ============                    ============



WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                      4,829,844                       3,930,000
                                        ============                    ===========


See Notes to Consolidated Financial Statements



                                    BIG SMITH BRANDS, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                               THREE MONTHS ENDED MARCH 31, 1998
                                          (UNAUDITED)



                                         Common Stock,
                                        $.01 par value
                                 -----------------------------
                                                                     Additional     Retained
                                                      Common          Paid-in       earnings
                                        Shares         Stock          capital       (deficit)           Total
                                        ------         -----          -------       ---------           -----
Balance (deficit), January 1, 1998      4,198,842       $ 41,988   $ 7,181,620    $ (8,929,297)   $ (1,705,679)


Conversion of convertible debentures
into common shares                      2,900,000         29,000     1,602,500                      1,631,500

Net loss - March 31, 1998                  -               -            -          (1,136,808)      (1,136,808)
                                       -----------     ---------     ----------   ------------    -------------

Balance (deficit), March 31, 1998       7,099,842       $ 70,998   $ 8,784,120    $(10,066,105)   $ (1,210,987)
                                        =========       ========   ===========    =============    =============



See Notes to Consolidated Financial Statements


                                        BIG SMITH BRANDS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                              (UNAUDITED)


                                                             1998              1997
                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $  (1,136,808)    $  (626,092)
  Item not requiring cash:
    Depreciation and amortization                             97,119          62,051
    Amortization of debenture discount                       606,204
  Changes in:
    Accounts receivable                                      839,143         669,774
    Inventories                                           (1,116,441)       (416,261)
    Prepaid expenses                                        (125,514)        (87,640)
    Other assets                                              14,559
    Accounts payable and accrued expenses                     47,964          73,504
                                                         -----------       ---------
       Net cash used in operating activities                (773,775)       (324,664)
                                                         -----------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (7,746)         (6,630)
  Reductions (Purchase) of temporary investments              (8,384)         70,649
      Net cash provided (used) in investing activities       (16,130)         64,019
                                                          ----------       ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Checks outstanding in excess of bank balance              (133,205)        273,342
  Net borrowings (repayments) under line-of-credit
    agreement                                                989,702        (132,622)
  Principal payments on long-term debt                       (98,627)        (14,834)
                                                         -----------       -----------
      Net cash provided by financing activities              757,870         125,886
                                                         -----------       -----------


DECREASE IN CASH                                            (32,035)        (134,759)

CASH, BEGINNING OF PERIOD                                    41,182          170,551
                                                         ------------       ----------

CASH, END OF PERIOD                                    $      9,147      $    35,792
                                                       ==============   ============



See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Big Smith Brands, Inc. (the "Company") manufactures and sells quality work apparel and sportswear under a variety of brand names, including Big Smith, Smith Mountain Classics and Big Smith Vintage. The Company markets its products to national chains and local stores worldwide.

SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

NOTE 2:  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended December 31, 1997, which are included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations, stockholders' equity and cash flows for the three month period then ended.

The results of operations for the period ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."


NOTE 3:  INCOME PER SHARE INFORMATION

Earnings per share are computed based on the weighted average number of common shares outstanding during the year. Stock warrants and options outstanding are common stock equivalents and are included in the calculation of earnings per share to the extent they are dilutive using the treasury-stock method. Basic and diluted earnings per share are the same.

NOTE 4:  CONVERTIBLE DEBENTURES

In March 1998, the convertible long-term debt was converted into 2,900,000 shares of common stock. At the date of conversion there was $606,204 remaining of unamortized discount which had been netted against the principal amount at December 31, 1997. Upon conversion this unamortized portion resulted in a non-cash, non-recurring charge against income of $606,204 in the period ended March 31, 1998.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.


GENERAL

               The discussion and analysis set forth below is for the three month periods ended March 31, 1998 and March 31, 1997. It should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB as well as the Financial Statements of the Company for the fiscal years ended December 31, 1997 and December 31, 1996 and the related Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "Form 10-K"). The Company believes that its business is seasonal and has experienced and expects to continue to experience generally higher sales in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to increased sales in the apparel industry during the Christmas season and to an increase in sales of winter weight garments, which sell at higher prices than the Company's other products, and back-to-school clothes during the months of August through November, combined with continued sales of regular weight garments. In addition, the Company's quarterly results may fluctuate depending upon the timing of delivery of large orders and the introduction of new product lines or additional labels, among other things. This seasonality has a significant impact on the cash flow of the Company because the Company's inventory levels tend to increase during the summer months in preparation for anticipated higher sales levels in September, October and November. See "--Seasonality."

         Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear/sportswear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Going Concern. The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility (as defined below). The Company experienced a loss from operations in the periods ended March 31, 1998 and 1997 and had a working capital deficit of $2.05 million at March 31, 1998. See "--Liquidity and Capital Resources."

         The Company has authorized an investment banker to identify potential purchasers of bridge notes and warrants of the Company. The terms and conditions of such interim financing facility are currently under negotiation. The Company also has entered a letter of intent for a registered public offering (the
"Proposed Public Offering") of the Company's Common Stock pursuant to a prospectus during 1998. There can be no assurance, however, that the Proposed Public Offering will be consummated or that interim financing can be obtained.

         At December 10, 1997, the Company secured a new revolving loan and credit facility (the "Credit Facility") with NationsCredit Commercial Funding, a NationsBank Company ("NationsCredit") allowing for maximum availability of $10,000,000 based on a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. The amount outstanding under the Credit Facility as of March 31, 1998 was $4,633,390. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

         Net sales, for the three months ended March 31, 1998 increased by $.52 million, or 29.9%, to $2.26 million from $1.74 million for the three months ended March 31, 1997. Net sales for the three months ended March 31, 1998 of Big Smith sportswear, Big Smith workwear and other branded workwear, private label products and Caterpillar branded products were $.22 million, $1.83 million, $.21 million and $0, respectively, as compared with $0 , $1.55 million, $.11 million and $.08 million, respectively, for the three months ended March 31, 1997. The increase in sales resulted from the commencement of sales of the new Big Smith sportswear to new and existing customers, the addition of new customers including Mills Fleet & Farm Corp., and increased product purchases by existing customers, especially Wal-Mart Stores, Inc., reflecting the increased marketing by the Company of such products.

         Gross profit for the three months ended March 31, 1998 was $.46 million, or 20.4% of net sales, compared to $.28 million, or 16.1% of net sales, for the three months ended March 31, 1997. The increase in gross profit percentage was primarily due to the increased production levels and plant efficiencies resulting in lower overhead and the introduction of Big Smith sportswear at higher gross profit margins than Big Smith workwear and other branded workwear and private label products. For the three months ended March 31, 1998, Big Smith sportswear, Big Smith workwear and other branded workwear, private label products and Caterpillar branded products accounted for 9.7%, 81%, 9.3% and 0% of net sales, respectively, as compared with 0%, 89.1%, 6.3% and 4.6% of net sales, respectively, for the three months ended March 31, 1997.

         Selling expenses increased by $.08 million to $.37 million, or 16.2% of net sales, for the three months ended March 31, 1998, from $.29 million, or 16.6% of net sales, for the three months ended March 31, 1997. This increase in selling expenses resulted principally from an increase of $123,000 in selling expense related to the new Big Smith sportswear line partially offset by a decease in salesman salaries and commissions of $43,000. General and administrative expenses were $.47 million, or 20.7% of net sales during the three months ended March 31, 1998, compared with $.48 million, or 27.6% of net sales, for the three months ended March 31, 1997. The decrease in the general and administrative expenses percentage of net sales was primarily due to the increase in sales for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

         On March 19, 1998, the holders of the Company's 6% Convertable Preferred Debentures due March 31, 2000 (the "Debentures") converted the remaining $1,631,500 of the Debentures into 2,900,000 shares of Common Stock resulting in a change to earnings of $606,204 of related discount during the three months ended March 31, 1998.

         The Company's interest expense for the three months ended March 31, 1998 was $122,000, or 5.3% of net sales, as compared with $108,000, or 6.3% of net sales, for the three months ended March 31, 1997. The increase in interest expense was primarily due to $20,000 of interest expense related to the Debentures which were not outstanding in the three months ended March 31, 1997.

         As a result of the foregoing, the Company's net loss for the three months ended March 31, 1998 was $1,136,808 compared to a net loss of $626,092 for the three months ended March 31, 1997. Excluding a one time non-recurring convertible debenture amortization discount of $606,204 arising as a result of the retirement of all outstanding convertible debentures of the Company in March 1998, the Company's net loss for the three months ended March 31, 1998 was $530,604.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility. The Company experienced a loss from operations in the periods ended March 31, 1998 and 1997 and had a working capital deficiency of $(2.05) million at March 31, 1998. The Company has commenced several steps to obtain additional sources of liquidity including the pursuit of bridge financing arrangements and the sale of additional common stock.

         The Company has authorized an investment banker to identify potential purchasers of bridge notes and warrants of the Company. The terms and conditions of such interim financing facility are currently under negotiation. The Company also has entered a letter of intent for a Proposed Public Offering of the Company's Common Stock pursuant to a prospectus. There can be no assurance, however, that the Proposed Public Offering will be consummated or that interim financing can be obtained.

         On April 2, 1997, in order to meet its liquidity needs the Company closed an offshore placement of $1,700,000 of its Debentures. By March 1998, the Debentures had been converted to 3,169,842 shares of the Company's Common Stock. As a result, the Company no longer has outstanding any convertible debentures.

         The Company experienced a significant decrease in revenues in 1997 as a result of the purported termination effective in January 1997 by Caterpillar, Inc. ("Caterpillar") of the Company's license to manufacture and sell workwear under the Caterpillar label (the "Caterpillar Termination"). See "Part II. Item
1. Legal Proceedings - Caterpillar Litigation."

         At March 31, 1998 and 1997 working capital was approximately $(2.05) million and $.40 million, respectively. This decrease resulted primarily from the loss of revenue due to the Caterpillar Termination. Working capital also may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

         Cash used in operating activities totaled $.77 million and $.32 million for the three months ended March 31, 1998 and March 31, 1997 respectively. This increase reflected primarily an increase in inventory resulting from the increased build-up of inventory of winter weight workwear and the new sportswear products. The Company typically experiences negative cash flow from operations during the first half of each year due to the build-up of inventory in preparation for increased sales volume in the second half of each year. In the three months ended March 31, 1998 such inventory build-up increased over the three months ended March 31, 1997 due to anticipation of increased sales in the second half of 1998. See "-Seasonality."

         Cash flows from financing activities totaled $.76 million and $.13 million for the three months ended March 31, 1998 and March 31, 1997, respectively. This increase reflected primarily increased net borrowings under the line of credit agreement which was only partially offset by a reduction in checks outstanding in excess of the bank balance.

         At December 10, 1997, the Company secured a new revolving loan and Credit Facility with NationsCredit allowing for maximum availability of $10,000,000 based upon a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. The amount outstanding under the Credit Facility as of March 31, 1998 was $4,633,390. The Credit Facility bears interest at prime plus 1.875% (10.375% at March 31, 1998).

         The Credit Facility also provides for additional interest under certain circumstances and other fixed fees payable annually during the term of the loan. A portion of the proceeds under the Credit Facility were used to pay off the previous revolving line-of-credit and other equipment and working capital loans in an aggregate principal amount of approximately $4.1 million. The loan is secured by all of the assets of the Company including the accounts receivable, inventories, property and equipment and trademarks.

CAPITAL EXPENDITURES

         Capital expenditures totaled approximately $8,000 for the three months ended March 31, 1998.

INTANGIBLE ASSETS

         In 1995, the Company purchased the Big Smith trademark in the seven countries in Europe for which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

SEASONALITY

         The Company's sales are generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to increased sales in the apparel industry during the Christmas season and to an increase in sales of winter weight garments, which sell at higher prices than the Company's other products, and back-to- school clothes during the months of August through November, combined with continued sales of regular weight garments. In addition, the Company's quarterly results may fluctuate depending upon the timing of delivery of large orders and the introduction of new product lines or additional labels, among other things. This seasonality has a significant impact on the cash flow of the Company because the Company's inventory levels tend to increase during the summer months in preparation for anticipated higher sales levels in September, October and November.

                                     PART II


                                OTHER INFORMATION


ITEM 1.  Legal Proceedings.

Caterpillar Litigation

         On June 25, 1996, Big Smith Global Ltd. ("BSG"), a wholly owned subsidiary of the Company holding the rights to the Company's agreement (the "Agreement") with Caterpillar licensing the use by the Company of the Caterpillar and related trademarks, received a purported notice of termination of the Agreement, citing purported violations of the Agreement.

         On July 9, 1996, the Company was served with a summons and complaint naming it, BSG and S. Peter Lebowitz, the Company's CEO, defendants in a suit by Caterpillar in the U.S. District Court for the Central District Court of Illinois (the "District Court"). The complaint alleges trademark infringement, unfair competition, false advertising and breach of contract, and seeks injunctive relief and unspecified damages in connection with the Company's alleged violations of the Agreement and Caterpillar's proprietary marks.

         On July 26, 1996 the defendants answered the complaint filing responsive defenses of failure to assert a claim, waiver, amendment, promissory estoppel, equitable estoppel, laches, failure to provide an opportunity to cure, unclean hands and misuse. The Company and BSG (collectively, the "Corporate Defendants") filed counterclaims for breach of contract, tortious interference with contractual relations, interference with prospective business relations, conspiracy, commercial disparagement and breach of franchise agreement in connection with what the Corporate Defendants believe to be Caterpillar's wrongful efforts to terminate the Corporate Defendants' license to use certain Caterpillar trademarks on its apparel. S. Peter Lebowitz also filed a motion to dismiss for failure to state a claim against him in his individual capacity.

         On July 18, 1996, Caterpillar filed an emergency motion for summary judgment seeking a declaratory judgment that the Agreement had been properly terminated. On July 29, 1996, the Company filed a motion for a preliminary injunction against Caterpillar's purported termination of the Agreement. On August 19, 1996, the District Court entered an order (the "August 19th Order"), which was subsequently confirmed in a Reconsideration Order denying the
Corporate Defendants' motion for a preliminary injunction and granting Caterpillar's motion for summary judgment on the basis of a finding that the Agreement, by its terms, provided for termination by Caterpillar following certain breaches of the Agreement by BSG regardless of whether or not such breaches were material. On August 28, 1996, the District Court granted in part Mr. Lebowitz's motion and dismissed him from the breach of contract and declaratory judgment counts of the complaint.

         On April 16, 1997 Big Smith filed an Amended Counterclaim adding Overland Group, Ltd. and Stephen Palmer as counterdefendants seeking damages in excess of $20 million plus costs. Thereafter, on October 31, 1997, a Corrected Second Amended counterclaim was filed by Big Smith naming Overland Footwear, Limited as an additional counter-defendant. The Second Amended Counterclaim alleges similar claims as in the original counterclaim and, among others, newly alleges that Caterpillar was barred from terminating the Corporate Defendants' license to use its marks since a common law franchise relationship existed between the parties which could not be terminated absent good cause.

         Counterdefendants have filed motions to dismiss the Second Amended Counterclaim for failure to state a claim. Additionally, Palmer and the Overland defendants have filed motions seeking dismissal for lack of jurisdiction over them. On December 16, 1997, the Court heard oral arguments on the motions to dismiss. To date the Court has not ruled on said motions.

         Management intends to vigorously defend the claims of Caterpillar and to diligently pursue its counterclaims and its claims against Palmer and the Overland defendants. At this stage of litigation, it is not possible to evaluate the likelihood of favorable or unfavorable outcome. There can be no assurance that the outcome of this litigation will be favorable to the Company, that the Company's defenses to the claims against it will vindicated or that any of its counterclaims will be found to be valid. If the outcome of the litigation is not favorable, such outcome could have a material adverse effect on the financial condition of the Company.

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

         On March 21, 1997, the Company filed suit against KPR Sports International, Inc. ("KPR") in United States District Court for the Eastern District of Pennsylvania, in connection with KPR's breach of contract in its failure to pay the full agreed upon price relating to its purchase from the Company of certain Caterpillar branded inventory. In November 1997, the Company and KPR entered into a settlement agreement providing for six monthly installment payments of $100,000 each beginning November 1, 1997. The final installment payment was made in April 1998.

         The Company has begun discussions with Selected Brands Shoe Company seeking recovery of at least $73,000 of accounts receivable it believes are due and payable and with Fashion Fever CC seeking recovery of an as yet undetermined amount of royalties it believes are due and payable. These discussions are preliminary to filing collection actions if satisfactory settlements cannot be reached.


ITEM 2.        Changes in Securities.
               None.

ITEM 3.        Defaults Upon Senior Securities.
               None.

ITEM 4.        Submission of Matters to a Vote of Security-Holders.
               None.

ITEM 5.        Other Information.
               None.

ITEM 6.        Exhibits and Reports on Form 8-K.


(a)     EXHIBITS:
                                         EXHIBIT TABLE

  EXHIBIT
    NO.                                   DESCRIPTION
    --                                    -----------
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

(ac)       Letter of Intent, dated February 10, 1998, from D.L. Cromwell Investments, Inc.
           ("Cromwell") to Willora Company Limited ("Willora") with respect to the conversion of the remaining Debentures.***

(ad)       Letter Agreement, dated February 10, 1998, among the Company, Willora and
           Cromwell, with respect to the conversion of the remaining Debentures.***


27         Financial Data Schedule****

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

 *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on From 10-KSB, filed on April 15, 1998.

****       Filed herewith


        (b)    Reports on Form 8-K

                      January 26, 1998 Reporting under Item 4 the resignation of Baird, Kurtz & Dobson ("BK&D") as the Company's independent accountants.

                      January 28, 1998 Amending the January 26, 1998 Form 8-K, adding BK&D's letter of consent under Item 4.

                      February 11, 1998 Reporting  under Item 4 the
                               appointment  of  Daszkal,  Bolton  &
                               Manela, CPAs, of Boca Raton, Florida
                               as   the    Company's    independent
                               accountants.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIG SMITH BRANDS, INC.


                                                   /s/ Terry L. Dober
Date:  May 20, 1998                         ------------------------------------
                                            By:    Terry L. Dober
                                                   Vice President of Finance and
                                                   Authorized Registrant Signer
                                                   (Principal Accounting
                                                   and Financial Officer)



                                         EXHIBIT INDEX

  EXHIBIT
    NO.                                   DESCRIPTION
3(a)       Form of Restated Certificate of Incorporation.*
(b)        By-laws.*
10(c)      Loan and Security  Agreement,  dated  December __, 1997,  between the
           Company and National Credit Commercial  Funding,  Inc., a NationsBank
           Company.***
(z)        Amended and Restated Employment Agreement, dated January 1, 1998, between the
           Company and S. Peter Lebowitz***
(ab)       Warrant to Purchase Common Stock, dated as of April 2, 1997.**

(ac)       Letter of Intent, dated February 10, 1998, from D.L. Cromwell Investments, Inc.
           ("Cromwell") to Willora Company Limited ("Willora") with respect to the conversion of the remaining Debentures.***

(ad)       Letter Agreement, dated February 10, 1998, among the Company, Willora and
           Cromwell, with respect to the conversion of the remaining Debentures.***


27         Financial Data Schedule****

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

 *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on From 10-KSB, filed on April 15, 1998.

****       Filed herewith
