Form 10QSB
period 1998-06-30
BIG SMITH BRANDS INC
filed 1998-08-19
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998


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

Yes [X]             No [ ]

Number of shares of common stock outstanding as of July 31, 1998:  7,099,842

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

                                      INDEX


                                                                           Pages
                                                                           -----

PART I                FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements

                      Balance Sheet  as of June 30, 1998                      3

                      Statements of Operations for the three
                        month and six month periods ended
                        June 30, 1998 and 1997                                4

                      Statement of Stockholders' Equity for the
                        six months ended June 30, 1998                        5

                      Statements of Cash Flows for the six months
                        ended June 30, 1998 and 1997                          6

                      Notes to Financial Statements                           7


           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     8

PART II        OTHER INFORMATION                                             13


SIGNATURE                                                                    17

EXHIBIT INDEX                                                                18

                             BIG SMITH BRANDS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                         $     20,211
  Temporary investments                                                              16,214
  Accounts receivable, less allowance
       for doubtful accounts of  $261,333                                         1,216,527
  Inventories                                                                     4,931,737
  Prepaid expenses                                                                  235,325
                                                                                -----------
        Total current assets                                                      6,420,014

PROPERTY AND EQUIPMENT, AT COST
  Land                                                                               20,000
  Buildings                                                                         557,289
  Equipment                                                                       1,981,631
  Vehicles                                                                           81,511
                                                                                 ----------
                                                                                  2,640,431
  Less accumulated depreciation                                                   1,488,216
        Net property and equipment                                                1,152,215

OTHER ASSETS
  Security deposits                                                                  12,880
  Deferred finance charges, less accumulated amortization of $113,266               332,551
  Trademarks, less accumulated amortization of $91,708                              418,420
                                                                                -----------
        Total other assets                                                          763,851

           Total assets                                                         $ 8,336,080
                                                                                ===========


                             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Revolving line-of-credit                                                      $ 4,056,624
  Current maturities of long-term debt                                              431,595
  Checks outstanding in excess of bank balance                                      304,549
  Accounts payable                                                                2,763,047
  Accrued restructuring/litigation                                                  244,169
  Accrued royalties                                                                 665,674
  Accrued expenses                                                                  679,262
                                                                                -----------
        Total current liabilities                                                 9,144,920


LONG-TERM DEBT                                                                      947,081

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value; authorized 10,000,000 shares:
       issued and outstanding  7,099,842 shares                                      70,998
  Additional paid-in capital                                                      8,784,120
  Accumulated Deficit                                                           (10,611,040)
                                                                                ------------
        Total stockholders' deficit                                              (1,755,922)

           Total liabilities and stockholders' deficit                          $ 8,336,079
                                                                                ===========

See Notes to Consolidated Financial Statements

                                    BIG SMITH BRANDS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                        Three Month Period                    Six Month Period
                                           Ended June 30                        Ended June 30
                                           -------------                        -------------

                                      1998              1997               1998              1997
                                      ----              ----               ----              ----


NET SALES                            $ 2,541,746       $ 2,365,784        $ 4,805,664        $ 4,109,607


COST OF GOOD SOLD                      1,894,916         1,964,980          3,697,426          3,431,738
                                     -----------       -----------       ------------       ------------


GROSS PROFIT                             646,831           400,804          1,108,238            677,869
                                     -----------       -----------        -----------       ------------


OPERATING EXPENSES

 Selling                                 390,454           373,208            757,445            662,486

General and administrative               636,913           516,468          1,105,393            996,196
                                     -----------      ------------        -----------        -----------

                                       1,027,367           889,676          1,862,838          1,658,682
                                     -----------      ------------        -----------        -----------


LOSS FROM OPERATIONS                   (380,536)         (488,872)          (754,600)          (980,813)
                                     -----------      ------------       ------------        -----------

0THER INCOME (EXPENSE)

 Miscellaneous income                  ( 27,240)         ( 48,946)          ( 61,994)           (74,934)

 Amortization of debenture
 discount                                                                   (606,204)

 Interest expense                      (137,158)         (198,872)          (258,944)          (307,035)
                                    ------------      -----------        -----------        ------------

                                       (164,398)         (247,818)          (927,142)          (381,969)
                                    ------------      ------------       ------------       ------------

LOSS BEFORE INCOME
TAXES                                  (544,934)         (736,690)        (1,681,742)        (1,362,782)


PROVISION FOR INCOME
TAXES                                         0                 0                  0                  0
                                   -------------     -------------     --------------      -------------

NET LOSS                           $   (544,934)     $   (736,690)     $  (1,681,742)      $ (1,362,782)
                                   =============     =============     ==============      =============



NET LOSS PER SHARE                $    (   0.08)     $  (    0.18)   $    (     0.24)    $   (     0.34)
                                  ==============     =============   ================    ===============



WEIGHTED AVERAGE
COMMON SHARES
  OUTSTANDING                          7,099,842         3,995,987          7,099,842          3,995,987
                                    ============       ===========     ==============        ===========

See Notes to Consolidated Financial Statements

                                    BIG SMITH BRANDS, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                                SIX MONTHS ENDED JUNE 30, 1998
                                          (UNAUDITED)


                                               Common Stock,
                                              $.01 par value
                                        -----------------------------
                                                                       Additional     Retained
                                                           Common        Paid-in       earnings
                                             Shares         Stock        capital      (deficit)        Total
                                             ------         -----        -------      ---------        -----
Balance (deficit), January 1, 1998        4,199,842       $ 41,998   $ 7,181,620  $ (8,929,297)     $ (1,705,679)


Conversion of convertible debentures
into common shares                        2,900,000         29,000     1,602,500                       1,631,500

Net loss - June 30, 1998                      -              -               -      (1,681,743)       (1,681,743)
                                          ----------     ---------   ----------   -------------      -------------

Balance (deficit), June 30, 1998          7,099,842       $ 70,998   $ 8,784,120  $(10,611,040)     $ (1,755,922)
                                          =========       ========   ===========  =============      =============



See Notes to Consolidated Financial Statements

                                        BIG SMITH BRANDS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                              (UNAUDITED)


                                                             1998            1997
                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(1,681,742)   $(1,362,782)
  Item not requiring cash:
    Depreciation and amortization                            185,093        122,898
    Amortization of debenture discount                       606,204
  Changes in:
    Accounts receivable                                      787,649        770,924
    Inventories                                           (1,665,754)    (1,023,073)
    Prepaid expenses                                         (73,731)      (102,680)
    Other assets                                             (24,699)       (84,481)
    Accounts payable and accrued expenses                    582,463         41,962
                                                         -----------    -----------
       Net cash used in operating activities              (1,284,517)    (1,637,232)
                                                         -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (100,690)       (11,994)
  Reductions (Purchase) of temporary investments              (8,452)        72,673
      Net cash provided (used) in investing activities      (109,142)        60,679
                                                         -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Checks outstanding in excess of bank balance                27,265         80,294
  Net borrowings (repayments) under line-of-credit         1,461,258        (32,791)
    agreement                                                              (115,226)
  Principal payments on long-term debt                      (185,843)     1,436,000
                                                         -----------    -----------
      Net cash provided by financing activities            1,302,680      1,368,277
                                                         -----------    -----------


DECREASE IN CASH                                             (90,975)      (129,773)

CASH, BEGINNING OF PERIOD                                    111,190        170,551
                                                         -----------    -----------

CASH, END OF PERIOD                                      $    20,211    $    40,778
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

In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations, stockholders' equity and cash flows for the three month period then ended.

The results of operations for the period ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The discussion and analysis set forth below is for the three month periods ended June 30, 1998 and June 30, 1997. It should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB as well as the Financial Statements of the Company for the fiscal years ended December 31, 1997 and December 31, 1996 and the related Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "Form 10-KSB"). The Company believes that its business is seasonal and has experienced and expects to continue to experience generally higher sales in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to increased sales in the apparel industry during the Christmas season and to an increase in sales of winter weight garments, which sell at higher prices than the Company's other products, and back-to-school clothes during the months of August through November, combined with continued sales of regular weight garments. In addition, the Company's quarterly results may fluctuate depending upon the timing of delivery of large orders and the introduction of new product lines or additional labels, among other things. This seasonality has a significant impact on the cash flow of the Company because the Company's inventory levels tend to increase during the summer months in preparation for anticipated higher sales levels in September, October and November. See "--Seasonality."

         Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear/sportswear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Going Concern. The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility (as defined below). The Company experienced a loss from operations in the periods ended June 30, 1998 and 1997 and had a working capital deficit of $1.135 million at June 30, 1998. See "--Liquidity and Capital Resources."

         The Company has authorized an investment banker to identify potential purchasers of bridge notes and warrants of the Company. The terms and conditions of such interim financing facility are currently under negotiation. The Company also has entered into a letter of intent for a registered public offering (the "Proposed Public Offering") of the Company's Common Stock pursuant to a prospectus during 1998. There can be no assurance, however, that the Proposed Public Offering will be consummated or that interim financing can be obtained.

         At December 10, 1997, the Company secured a new revolving loan and credit facility (the "Credit Facility") with NationsCredit Commercial Funding, a NationsBank Company ("NationsCredit") allowing for maximum availability of $10,000,000 based on a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. The amount outstanding under the Credit Facility as of June 30, 1998 was $4,056,624. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 1998  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
1997

         Net sales, for the three months ended June 30, 1998 increased by $.18 million, or 7.44%, to $2.54 million from $2.37 million for the three months ended June 30, 1997. Net sales for the three months ended June 30, 1998 of Big Smith workwear and other branded workwear, Big Smith sportswear and private label products were $2.19 million, $.24 million and $.11 million respectively, as compared with $2.15 million, $.0 and $.11 million, respectively, for the three months ended June 30, 1997. The increase in sales resulted from the increase in sales of Big Smith sportswear to new and existing customers, the addition of new customers including Mills Fleet & Farm Corp., and increased product purchases by existing customers, especially Wal-Mart Stores, Inc., reflecting the increased marketing by the Company of such products.

         Gross profit for the three months ended June 30, 1998 was $.65 million, or 25.4% of net sales, compared to $.40 million, or 16.9% of net sales, for the three months ended June 30, 1997. The increase in gross profit percentage was primarily due to the increased production levels and plant efficiencies resulting in lower overhead and the relatively higher gross profit margins of Big Smith sportswear compared to Big Smith workwear and other branded workwear and private label products. For the three months ended June 30, 1998, Big Smith workwear and other branded workwear, Big Smith sportswear and private label products accounted for 86.2%, 9.5% and 4.3% of net sales, respectively, as compared with 93.7%, 0% and 6.3% of net sales, respectively, for the three months ended June 30, 1997.

         Selling expenses increased by $.02 million to $.39 million, or 15.4% of net sales, for the three months ended June 30, 1998, from $.37 million, or 15.8% of net sales, for the three months ended June 30, 1997. This increase in selling expenses resulted principally from an increase of $.02 million in selling expense related to the new Big Smith sportswear line. General and administrative expenses were $.64 million, or 25.1% of net sales during the three months ended June 30, 1998, compared with $.52 million, or 21.8% of net sales, for the three months ended June 30, 1997. The decrease in the general and administrative expenses percentage of net sales was primarily due to the increase in sales for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

         The Company's interest expense for the three months ended June 30, 1998 was $.14 million, or 5.4% of net sales, as compared with $.20 million, or 8.4% of net sales, for the three months ended June 30, 1997. The increase in interest expense was primarily due to $20,000 of interest expense related to the Debentures, which were not outstanding in the three months ended June 30, 1997.

         As a result of the foregoing, the Company's net loss for the three months ended June 30, 1998 was $544,934 compared to a net loss of $736,690 for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         Net sales, for the six months ended June 30, 1998 increased by $.70 million, or 16.9%, to $4.81 million from $4.11 million for the six months ended June 30, 1997. Net sales for the six months ended June 30, 1998 of Big Smith workwear and other branded workwear, Big Smith sportswear, private label products and Caterpillar branded products were $4.03 million, $.46 million, $.32 million and $0, respectively, as compared with $3.92 million, $0, $.11 million and $.08 million, respectively, for the six months ended June

30, 1997. The increase in sales resulted from the increase in sales of Big Smith sportswear to new and existing customers, the addition of new customers including Mills Fleet & Farm Corp., and increased product purchases by existing customers, especially Wal-Mart Stores, Inc., reflecting the increased marketing by the Company of such products.]

         Gross profit for the six months ended June 30, 1998 was $1.11 million, or 23.1% of net sales, compared to $.68 million, or 16.5% of net sales, for the six months ended June 30, 1997. The increase in gross profit percentage was primarily due to the increased production levels and plant efficiencies resulting in lower overhead and the relatively higher gross profit margins of Big Smith sportswear compared to Big Smith workwear and other branded workwear and private label products. For the six months ended June 30, 1998, Big Smith workwear and other branded workwear, Big Smith sportswear, private label products and Caterpillar branded products accounted for 83.8%, 9.5%, 6.7% and 1.9% of net sales, respectively, as compared with 95.4%, 0%, 2.7% and 1.9% of net sales, respectively, for the six months ended June 30, 1997.

         Selling expenses increased by $.09 million to $.76 million, or 15.8% of net sales, for the six months ended June 30, 1998, from $.66 million, or 16.1% of net sales, for the six months ended June 30, 1997. This increase in selling expenses resulted principally from an increase of $143,000 in selling expense related to the new Big Smith sportswear line. General and administrative expenses were $1.11 million, or 23.0% of net sales during the six months ended June 30, 1998, compared with $.97 million, or 23.5% of net sales, for the six months ended June 30, 1997. The decrease in the general and administrative expenses percentage of net sales was primarily due to the increase in sales for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

         On March 19, 1998, the holders of the Company's 6% Convertible Preferred Debentures due March 31, 2000 (the "Debentures") converted the remaining $1,631,500 of the Debentures into 2,900,000 shares of Common Stock resulting in a non-recurring charge to earnings of $606,204 of related discount during the three months ended March 31, 1998.

         The Company's interest expense for the six months ended June 30, 1998 was $.26 million, or 5.4% of net sales, as compared with $.31 million, or 7.5% of net sales, for the six months ended June 30, 1997. The decrease in interest expense was primarily due to $20,000 of interest expense related to the Debentures, which were outstanding at June 30, 1997.

         As a result of the foregoing, the Company's net loss for the six months ended June 30, 1998 was $1.68 million compared to a net loss of $1.36 million for the six months ended June 30, 1997. Excluding a one time non-recurring convertible debenture amortization discount of $606,204 arising as a result of the retirement of all outstanding convertible debentures of the Company in March 1998, the Company's net loss for the six months ended June 30, 1998 was $1.08 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility. The Company experienced a loss from operations in the periods ended June 30, 1998 and 1997 and had a working capital deficiency of $1.135 million at June 30, 1998. The Company has commenced several steps to obtain additional sources of liquidity including the pursuit of bridge financing arrangements and the sale of additional common stock.

         The Company has authorized an investment banker to identify potential purchasers of bridge notes and warrants of the Company. This interim financing facility is currently in the process of being funded. The Company also has entered into a letter of intent for a Proposed Public Offering of the Company's Common Stock pursuant to a prospectus during 1998. There can be no assurance, however, that the Proposed Public Offering will be consummated or that interim financing can be obtained.

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

         At June 30, 1998 and 1997 working capital was approximately $1.135 million and $.40 million, respectively. This decrease resulted primarily from the loss of revenue due to the Caterpillar Termination]. Working capital also may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

         Cash used in operating activities totaled $1.28 million and $1.64 million for the six months ended June 30, 1998 and June 30, 1997 respectively. This increase reflected primarily an increase in inventory resulting from the increased build-up of inventory of winter weight workwear and the new sportswear products. The Company typically experiences negative cash flow from operations during the first half of each year due to the build-up of inventory in preparation for increased sales volume in the second half of each year. In the six months ended June 30, 1998 such inventory build-up increased over the six months ended June 30, 1997 due to anticipation of increased sales in the second half of 1998. See "-Seasonality."

         Cash flows from financing activities totaled $1.37 million and $1.37 million for the six months ended June 30, 1998 and June 30, 1997, respectively.

         At December 10, 1997, the Company secured a new revolving loan and Credit Facility with NationsCredit allowing for maximum availability of $10,000,000 based upon a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. The amount outstanding under the Credit Facility as of June 30, 1998 was $4,056,624. The Credit Facility bears interest at prime plus 1.875% ( 10.375% at June 30, 1998).

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

CAPITAL EXPENDITURES

               Capital expenditures totaled approximately $.12 million for the three months ended June 30, 1998, primarily for necessary physical improvements at the Carthage plant and leasehold improvements at the Miami, Florida store.

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

               None.

ITEM 3.  Defaults Upon Senior Securities.

               None.

ITEM 4. Submission of Matters to a Vote of Security-Holders.

         Stockholders holding 4,183,000 shares of the Company's Common Stock, constituting more than a majority of the outstanding shares of the Common Stock, acted by written consent, executed as of June 11, 1998, to approve the following: (i) the amendment and restatement (the "Plan Amendment") of the Company's 1994 Stock Incentive Plan (a) to increase to 1,800,000 the number of shares reserved for issuance under the 1994 Plan, and to increase to 1,000,000 the number of shares of Common Stock with respect to which options may be granted to any one employee in any calendar year, and (b) to bring the 1994 Plan into compliance with certain provisions of the Internal Revenue Code of 1986, as amended and the Exchange Act; (ii) the amendment and restatement of the Company's Amended and Restated Certificate of Incorporation (the "Charter Amendment") to create a new class of "blank check" preferred stock, $.01 par value per share, consisting of 100,000 shares; and (iii) a reverse stock split of the Common Stock of the Company (the "Reverse Split") pursuant to which each three shares of Common Stock of the Company presently issued and outstanding will be changed into one share of Common Stock and any fractional number of shares due to any holder of record resulting from such reverse stock split will be rounded up to the next whole number of shares. The above referenced actions were to become effective on or after July 1, 1998.

         The Board of Directors was specifically given the authority to change the ratio of the Reverse Split and to postpone the effective date of the reverse stock split or to abandon the reverse stock split as they, in their business judgment, deem to be in the best interests of the Company and its stockholders. In addition, the proper officers of the Corporation (such proper officers being the Chairman of the Board, the Chief Executive

Officer, the President, any Vice President, the Treasurer, the Chief Financial Officer and the Secretary of the Corporation) were specifically authorized to determine in their sole discretion the filing date of the Charter Amendment or in such discretion determine not to file such Charter Amendment. As of August 19, 1998, neither the Reverse Split nor the Charter Amendment have been effected.

         At the Annual Meeting of Stockholders held on June 25, 1998, 4,210,100 of the 7,099,842 shares eligible to vote at the meeting were present at the meeting. Of the 4,210,100 shares present at the meeting, 4,210,100 shares were voted in favor of the election of each of the following persons to serve on the Board of Directors of the Company: S. Peter Lebowitz, Julian Shaps, Glen Freeman, Theodore Listerman and Jack Schultz, constituting the entire Board of Directors. No shares eligible to vote at the meeting were cast against the election of the above named persons as directors or were withheld. 4,210,100 of the shares present at the meeting were voted for approving the appointment of the firm of Daszkal, Bolton & Manela, CPAs, as the Company's Independent
Auditors for the fiscal year ending December 31, 1998. No shares eligible to vote at the meeting were cast against the approval of the appointment of Daszkal, Bolton & Manela, CPAs, or were withheld. No other business was brought before the Annual Meeting of Stockholders.

ITEM 5.   Other Information.

               None.

ITEM 6. Exhibits and Reports on Form 8-K.


(a)     EXHIBITS:

                                  EXHIBIT TABLE

  EXHIBIT
    NO.                                   DESCRIPTION
    ---                                   -----------

3(a)       Form of Restated Certificate of Incorporation.*

(b)        By-laws.*

10(c) Loan and Security Agreement, dated December __, 1997, between the Company and NationsCredit Commercial Funding, Inc., a NationsBank Company.***

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

          *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB, filed on April 15, 1998.

         ****  Filed herewith

        (b)    Reports on Form 8-K

                      None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIG SMITH BRANDS, INC.



Date:  August 19, 1998                    /s/ Susan A. Leonhardt
-----  ---------------                    ----------------------
                                   By:    Susan A. Leonhardt
                                          Director -- Accounting/Administration
                                          and Authorized Registrant Signer
                                          (Principal Accounting
                                          and Financial Officer)

                                  EXHIBIT TABLE

  EXHIBIT
    NO.                                   DESCRIPTION
    ---                                   -----------

3(a)       Form of Restated Certificate of Incorporation.*

(b)        By-laws.*

10(c) Loan and Security Agreement, dated December __, 1997, between the Company and NationsCredit Commercial Funding, Inc., a NationsBank Company.***

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

          *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB, filed on April 15, 1998.

         ****  Filed herewith