Form 10QSB
period 1998-09-30
BIG SMITH BRANDS INC
filed 1998-11-13
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998


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

Yes [X]             No [ ]

Number of shares of common stock outstanding as of October 31, 1998:  7,099,842

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

                                      INDEX


                                                                          Pages


PART I   FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                 Balance Sheet as of September 30, 1998                     3

                 Statements of Operations for the three
                   month and nine month periods ended
                   September 30, 1998 and 1997                              4

                 Statement of Stockholders' Equity for the
                   nine months ended September 30, 1998                     5

                 Statements of Cash Flows for the nine months
                   ended September 30, 1998 and 1997                        6

                 Notes to Financial Statements                              7


          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8

PART II  OTHER INFORMATION                                                12


SIGNATURE                                                                  16

EXHIBIT INDEX                                                              17

                                              BIG SMITH BRANDS, INC.
                                            CONSOLIDATED BALANCE SHEET
                                                 September 30, 1998
                                                    (Unaudited)

                                                      ASSETS
CURRENT ASSETS
  Cash                                                                                           $       87,119
  Temporary investments                                                                                  26,214
  Certificates of deposit                                                                               200,000
  Accounts receivable, less allowance
       for doubtful accounts of $31,057                                                               2,772,894
  Inventories                                                                                         4,116,370
  Prepaid expenses                                                                                      123,197
                                                                                                 ---------------
         Total current assets                                                                         7,325,794

PROPERTY AND EQUIPMENT, At Cost
  Land                                                                                                   20,000
  Buildings                                                                                             544,789
  Equipment                                                                                           1,988,717
  Vehicles                                                                                               62,985
                                                                                                        -------
                                                                                                      2,616,491
  Less accumulated depreciation                                                                       1,536,355
                                                                                                      ---------
         Net property and equipment                                                                   1,080,136

OTHER ASSETS
  Security deposits                                                                                      36,779
  Deferred finance charges, less accumulated amortization of $159,899                                   328,515
  Trademarks, less accumulated amortization of $108,904                                                 406,956
                                                                                                        -------
         Total other assets                                                                             772,250
                                                                                                      ---------

              Total assets                                                                       $    9,178,180
                                                                                                 ==============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Revolving line-of-credit                                                                       $    4,849,798
  Current maturities of long-term debt                                                                  428,150
  Checks outstanding in excess of bank balance                                                          423,443
  Accounts payable                                                                                    2,607,816
  Accrued restructuring/litigation                                                                      211,359
  Accrued royalties                                                                                     664,587
  Accrued expenses                                                                                      474,232
                                                                                                 --------------
         Total current liabilities                                                                    9,659,385
                                                                                                 --------------

LONG-TERM DEBT                                                                                        1,025,223
                                                                                                 --------------

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value; authorized 10,000,000 shares:
       issued and outstanding 7,099,842 shares                                                           70,998
  Additional paid-in capital                                                                          8,784,120
  Accumulated Deficit                                                                               (10,361,546)
                                                                                                 ---------------
         Total stockholders' deficit                                                                 (1,506,428)
                                                                                                 --------------

              Total liabilities and stockholders' deficit                                        $    9,178,180
                                                                                                 ==============


See Notes to Consolidated Financial Statements

                                              BIG SMITH BRANDS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                       Three Month Period                           Nine Month Period
                                                       Ended September 30                           Ended September 30
                                                       ------------------                           ------------------
                                                  1998                   1997                   1998                  1997
                                                  ----                   ----                   ----                  ----

NET SALES                                       $4,123,616             $4,232,476             $8,929,280            $8,342,082

COST OF GOODS SOLD                               3,023,424              3,512,065              6,720,850             6,943,802
                                                 ---------              ---------              ---------             ---------

GROSS PROFIT                                     1,100,192                720,411              2,208,430             1,398,280
                                                 ---------             ----------              ---------             ---------

OPERATING EXPENSES
 Selling                                           508,558                360,028              1,266,004             1.022.514
 General and administrative                        161,328                963,444              1,266,721             1,959,640
                                                ----------           ------------             ----------             ---------
                                                   669,886              1,323,472              2,532,725             2,982,154
                                                  --------           ------------             ----------            ----------

INCOME (LOSS) FROM
OPERATIONS                                         430,306              (603,061)              (324,295)           (1,583,874)
                                                   -------          -------------              ---------           -----------

OTHER INCOME (EXPENSE)
 Miscellaneous income                             (50,272)              ( 35,477)             ( 112,217)             (110,411)
 Amortization of debenture
   discount                                                                                    (606,204)
 Interest expense                                (130,588)              (182,315)              (389,532)             (489,350)
                                               -----------           -----------               ---------          ------------
                                                 (180,860)              (217,792)            (1,107,953)             (599,761)
                                               -----------           ------------            -----------          ------------
INCOME (LOSS) BEFORE
INCOME TAXES                                       249,444              (820,853)            (1,432,248)           (2,183,635)

PROVISION FOR INCOME
TAXES                                                    0                      0                      0                     0
                                          ----------------       ----------------       ----------------      ----------------
NET INCOME (LOSS)                                 $249,444          $   (820,853)         $  (1,432,248)         $ (2,183,635)
                                                  ========          =============         ==============         =============

NET INCOME (LOSS) PER
SHARE                                             $    .04          $  (    0.21)         $  (     0.20)         $ (     0.55)
                                                  ========          =============       ================       ===============


WEIGHTED AVERAGE
COMMON SHARES
  OUTSTANDING                                    7,099,842              3,995,987              7,099,842             3,959,000
                                                 =========              =========              =========             =========



See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)




                                                   Common Stock,
                                                  $.01 par value

                                                 Shares           Common          Additional        Retained
                                                                   Stock           Paid-in          earnings
                                                                                   capital          (deficit)          Total

Balance (deficit), January 1, 1998               4,199,842        $ 41,998        $ 7,181,620   $ (8,929,297)      $ (1,705,679)


Conversion of convertible debentures
into common shares                               2,900,000           29,000        1,602,500                          1,631,500

Net loss - September 30, 1998                      -                 -                -            (1,432,248)       (1,432,248)
                                             ---------------------------------------------------------------- -----------------

Balance (deficit) September 30, 1998             7,099,842         $ 70,998       $ 8,784,120    $(10,361,546)     $ (1,506,427)
                                        ========================================================================================



See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                       1998                1997
                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                           $  (1,432,248)       $ (2,183,635)
  Item not requiring cash:
    Depreciation and amortization                                           294,311             211,608
    Amortization of debenture discount                                      606,204             142,600
  Changes in:
    Accounts receivable                                                   (768,718)           (878,998)
    Inventories                                                           (850,387)           (160,733)
    Prepaid expenses                                                         24,788            (87,212)
    Other assets                                                           (80,568)           (113,198)
    Accounts payable and accrued expenses                                   189,393             113,723
                                                                      -------------         -----------
       Net cash used in operating activities                            (2,017,225)         (2,955,845)
                                                                    ---------------       -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (76,750)            (20,305)
  Reductions (Purchase) of Certificate of Deposit and
   temporary investments                                                  (218,452)              64,594
                                                                   ----------------         -----------
      Net cash provided (used) in investing activities                    (295,202)              44,289
                                                                   ----------------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Checks outstanding in excess of bank balance                              146,159           (164,984)
  Net borrowings (repayments) under line-of-credit
    agreement                                                             2,254,710           1,774,718
  Net Proceeds from Convertible Debentures                                                    1,436,000
  Principal payments on long-term debt                                    (504,422)           (273,326)
                                                                       ------------          ----------
      Net cash provided by financing activities                           1,896,447           2,772,408
                                                                         ----------       -------------


DECREASE IN CASH                                                           (24,071)           (139,148)

CASH, BEGINNING OF PERIOD                                                   111,190             170,551
                                                                      -------------          ----------

CASH, END OF PERIOD                                                  $       87,119        $     31,403
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

In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations, stockholders' equity and cash flows for the three month and nine month periods then ended.

The results of operations for the period ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."


NOTE 3:  INCOME PER SHARE INFORMATION

Earnings per share are computed based on the weighted average number of common shares outstanding during the period. Stock warrants and options outstanding are common stock equivalents and are included in the calculation of earnings per share to the extent they are dilutive using the treasury-stock method. Basic and diluted earnings per share are the same.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.


General

         The discussion and analysis set forth below is for the three month periods ended September 30, 1998 and September 30, 1997. It should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-QSB as well as the Financial Statements of the Company for the fiscal years ended December 31, 1997 and December 31, 1996 and the related Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "Form 10-KSB"). The Company believes that its business is seasonal and has experienced and expects to continue to experience generally higher sales in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality is due to increased sales in the apparel industry during the Christmas season and to an increase in sales of winter weight garments, which sell at higher prices than the Company's other products, and back-to-school clothes during the months of August through November, combined with continued sales of regular weight garments. In addition, the Company's quarterly results may fluctuate depending upon the timing of delivery of large orders and the introduction of new product lines or additional labels, among other things. This seasonality has a significant impact on the cash flow of the Company because the Company's inventory levels tend to increase during the summer months in preparation for anticipated higher sales levels in September, October and November. See "--Seasonality."

         Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear/sportswear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Going Concern. The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the revolving loan and credit facility (the "Credit Facility") with NationsCredit Commercial Funding, Inc., a NationsBank Company allowing for maximum availability of $10,000,000 based on a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. The Company experienced income from operations in the period ended September 30, 1998 but had a working capital deficit of $2.3 million at September 30, 1998. See "--Liquidity and Capital Resources."

         On or about August 10, 1998 the Company sold units (the "Units") to accredited investors including warrants to purchase 20,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), and $200,000 of the Company's 12% promissory notes in a private placement through D.L. Cromwell Investments, Inc., a registered broker dealer ("Cromwell"). Cromwell was paid a total commission of $16,000. The Units were sold without registration under the Securities Act of 1933, as amended (the "1933 Act"), or the securities laws of any state, in reliance on the exemptions contained in Rule 506 of Regulation D promulgated under the 1933 Act. The Company also contemplated a registered public offering through Cromwell and entered into a letter of intent in connection with such proposal. The letter of intent entered into in connection with it was terminated by mutual consent of the parties as was a letter of intent with respect to the possible sale of certain of the Company's assets.

         The Company realized income from operations for the period ended September 30, 1998 primarily through a permanent and significant reduction of executive personnel salaries and related overhead costs due to streamlining of executive staff and a decrease in travel and entertainment costs related to reduced foreign sales activities. See "-Results of Operations." The Company believes that it will continue to realize income from operations. The Company is also seeking other potential sources of financing. There can be no assurance, however, that the Company will continue to recognize income from operations or that any income recognized will be sufficient to supply the Company's need for working capital or that alternative interim financing can be obtained.

Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

         Net sales for the three months ended September 30, 1998 decreased by $.11 million, or 2.6%, to $4.12 million from $4.23 million for the three months ended September 30, 1997. Net sales for the three months ended September 30, 1998 of Big Smith workwear and other branded workwear, Big Smith sportswear and private label products were $2.88 million, $.47 million and $.77 million, respectively, as compared with $3.82 million, $.0 and $.41 million, respectively, for the three months ended September 30, 1997. The decrease in sales resulted from product purchases which fell into the first week of the next quarter by existing customers, especially Wal-Mart Stores, Inc.

         Cost of goods sold for the three months ended September 30, 1998 decreased by $0.49 million, or 14.0%, to $3.02 million from $3.51 million for the three months ended September 30, 1997. This decrease resulted primarily from savings recognized by the Company by extending its annual summer vacation closing for two additional weeks. The annual summer vacation closing allows the Company to make needed repairs and improvements to the plant and equipment and to effect other routine maintenance. The Company planned and implemented the additional closing to accommodate cash flow requirements relating to making certain accounts with suppliers current and to implement planned changes relating to supervisory and executive personnel reductions.

         Gross profit for the three months ended September 30, 1998 was $1.10 million, or 26.7% of net sales, compared to $.72 million, or 17.0% of net sales, for the three months ended September 30, 1997. The increase in gross profit percentage was primarily due to the increased production levels and plant efficiencies resulting in lower overhead and an increase in the gross profit margins of Big Smith workwear and other branded workwear and private label products. For the three months ended September 30, 1998, Big Smith workwear and other branded workwear, Big Smith sportswear and private label products accounted for 69.8%, 11.6% and 18.6% of net sales, respectively, as compared with 90.37%, 0% and 9.7% of net sales, respectively, for the three months ended September 30, 1997.

         Selling expenses increased by $.15 million to $.51 million, or 12.3% of net sales, for the three months ended September 30, 1998, from $.36 million, or 8.5% of net sales, for the three months ended September 30, 1997. This increase in selling expenses resulted principally from an increase of $.21 million in selling expense related to the new Big Smith sportswear line. General and administrative expenses were $.16 million, or 3.9% of net sales for the three months ended September 30, 1998, compared with $.96 million, or 22.7% of net sales, for the three months ended September 30, 1997. The decrease in the general and administrative expenses was primarily due to a decrease in restructuring and related litigation costs to $0 for the period ended September 30, 1998, as compared with approximately $358,000 for the three month period ended September 30, 1997, a permanent and significant reduction in executive personnel salaries and related overhead costs due to streamlining of executive staff and a decrease in travel and entertainment costs related to reduced foreign sales activities.

         The Company's interest expense for the three months ended September 30, 1998 was $.13 million, or 3.2% of net sales, as compared with $.18 million, or 4.3% of net sales, for the three months ended

September 30, 1997. The decrease in interest expense was primarily due to a decrease in borrowings and loan fees.

         As a result of the foregoing, the Company's net income for the three months ended September 30, 1998 was $249,444 compared to a net loss of $820,853 for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

         Net sales for the nine months ended September 30, 1998 increased by $.59 million, or 7.0%, to $8.93 million from $8.34 million for the nine months ended September 30, 1997. Net sales for the nine months ended September 30, 1998 of Big Smith workwear and other branded workwear, Big Smith sportswear, private label products and Caterpillar branded products were $6.91 million, $.93 million, $1.09 million and $0, respectively, as compared with $7.33 million, $0, $.93 million and $.08 million, respectively, for the nine months ended September 30, 1997. The increase in sales resulted from the increase in sales of Big Smith sportswear to new and existing customers, the addition of new customers including Mills Fleet & Farm Corp., and increased product purchases by existing customers, especially Wal-Mart Stores, Inc., reflecting the increased marketing by the Company of such products.

         Cost of goods sold for the nine months ended September 30, 1998 decreased by $0.22 million, or 3.2%, to $6.72 million from $6.94 million for the nine months ended September 30, 1997. This decrease resulted primarily from savings recognized by the Company by extending its annual summer vacation closing for two additional weeks. The annual summer vacation closing allows the Company to make needed repairs and improvements to the plant and equipment and to effect other routine maintenance. The Company planned and implemented the additional closing to accommodate cash flow requirements relating to making certain accounts with suppliers current and to implement planned changes relating to supervisory and executive personnel reductions.

         Gross profit for the nine months ended September 30, 1998 was $2.20 million, or 24.7% of net sales, compared to $1.40 million, or 16.8% of net sales, for the nine months ended September 30, 1997. The increase in gross profit percentage was primarily due to the increased production levels and plant efficiencies resulting in lower overhead and an increase in gross profit margins of Big Smith workwear and other branded workwear and private label products. For the nine months ended September 30, 1998, Big Smith workwear and other branded workwear, Big Smith sportswear, private label products and Caterpillar branded products accounted for 77.4%, 10.4%, 12.2% and 0% of net sales, respectively, as compared with 87.9%, 0%, 11.2% and 0.9% of net sales, respectively, for the nine months ended September 30, 1997.

         Selling expenses increased by $.24 million to $1.27 million, or 14.2% of net sales, for the nine months ended September 30, 1998, from $1.02 million, or 12.2% of net sales, for the nine months ended September 30, 1997. This increase in selling expenses resulted principally from an increase of $.47 million in selling expense related to the new Big Smith sportswear line. General and administrative expenses were $1.27 million, or 14.2% of net sales for the nine months ended September 30, 1998, compared with $1.96 million, or 23.5% of net sales, for the nine months ended September 30, 1997. The decrease in the general and administrative expenses was primarily due to a decrease in restructuring and litigation costs to $0 for the nine month period ended September 30, 1998, as compared with approximately $358,000 for the nine month period ended September 30, 1997, a permanent and significant reduction in executive personnel salaries and related overhead costs due to the streamlining of executive staff, a decrease in travel and entertainment costs related to reduced foreign sales activities and the closing of two manufacturing plants.

         On March 19, 1998, the holders of the Company's 6% Convertible Preferred Debentures due March 31, 2000 (the "Debentures") converted the remaining $1,631,500 of the Debentures into 2,900,000 shares of Common Stock resulting in a non-recurring charge to earnings of $606,204 of related discount during the three months ended March 31, 1998.

         The Company's interest expense for the nine months ended September 30, 1998 was $.39 million, or 4.4% of net sales, as compared with $.49 million, or 5.9% of net sales, for the nine months ended

September 30, 1997. The decrease in interest expense was primarily due to $.10 million of interest expense related to the Debentures, which were outstanding at September 30, 1997, and less borrowings and loan fees.

         As a result of the foregoing, the Company's net loss for the nine months ended September 30, 1998 was $1.43 million compared to a net loss of $2.18 million for the nine months ended September 30, 1997. Excluding a one time non-recurring convertible debenture amortization discount of $606,204 arising as a result of the retirement of all outstanding convertible debentures of the Company in March 1998, the Company's net loss for the nine months ended September 30, 1998 was $.83 million.

Liquidity and Capital Resources

         The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility. The Company had income from operations in the period ended September 30, 1998 but had a working capital deficiency of $2.3 million at September 30, 1998.

         On or about August 10, 1998 the Company sold Units to accredited investors including warrants to purchase 20,000 shares of the Company's Common Stock and $200,000 of the Company's 12% promissory notes in a private placement through Cromwell. Cromwell was paid a total commission of $16,000. The Units were sold without registration under the 1933 Act, or the securities laws of any state, in reliance on the exemptions contained in Rule 506 of Regulation D promulgated under the 1933 Act. The Company also contemplated a registered public offering through Cromwell and entered into a letter of intent in connection with such proposal. The letter of intent entered into in connection with it was terminated by mutual consent of the parties as was a letter of intent with respect to the possible sale of certain of the Company's assets.

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

         At September 30, 1998 and 1997 working capital was approximately $(2.3) million and $1.04 million, respectively. This decrease resulted from the Company's net loss resulting primarily from the loss of revenue due to the Caterpillar Termination. Working capital also may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances.

         Cash used in operating activities totaled $2.08 million and $2.96 million for the nine months ended September 30, 1998 and September 30, 1997, respectively. This decrease reflected primarily savings recognized by the Company by extending its annual summer vacation closing for two additional weeks. The Company typically experiences negative cash flow from operations during the first half of each year due to the build-up of inventory in preparation for increased sales volume in the second half of each year. See "-Seasonality."

         Cash flows from financing activities totaled $1.90 million and $2.77 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.

         The Company secured the Credit Facility at December 10, 1997 allowing for maximum availability of $10,000,000 based on a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. At September 30, 1998, the Company had no unused availability. The amount outstanding under the revolving portion of the Credit Facility as of September 30, 1998 was $4,849,798. The Credit Facility bears interest at prime plus 1.875% (10.375% at September 30, 1998).

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

Capital Expenditures

         Capital expenditures totaled approximately $.08 million for the three months ended September 30, 1998, primarily for necessary physical improvements at the Carthage plant and leasehold improvements at the Miami, Florida store.

Intangible Assets

         In 1995, the Company purchased the Big Smith trademark in the seven countries in Europe for which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

Year 2000 Compliance

         Management  has  initiated  a  Company-wide   program  to  prepare  the
Company's computer systems and applications for year 2000 compliance. The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000 ("Y2K"). The Company expects to replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. Specifically, the Company's accounting software must be upgraded to be Y2K compliant, the payroll system will be Y2K compliant upon the purchase of a new personal computer unit and the Electronic Data Information system, through which major customers electronically order merchandise and invoices are electronically issued, is currently Y2K compliant. Management estimates the total cost of this effort to be approximately $75,000.

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

Other Litigation

         The Company has been involved in litigation with a number of its foreign distributors in connection with their refusal to pay royalties the Company believed to be due in respect of sales by such distributors of Caterpillar branded products prior to the Company's ceasing to sell such products. Additionally, certain distributors made claims against the Company relating to the effects of the purported termination of the Caterpillar license on their arrangements with the Company. Most of this litigation has been resolved. The Company has begun discussions with Selected Brands Shoe Company seeking recovery of at least $73,000 of accounts receivable it believes are due and payable and with Fashion Fever CC seeking recovery of an as yet undetermined amount of royalties it believes are due and payable. These discussions are preliminary to filing collection actions if satisfactory settlements cannot be reached.

Item 2.           Changes in Securities.

         On or about August 10, 1998 the Company sold Units to accredited investors including warrants to purchase 20,000 shares of the Company's Common Stock and $200,000 of the Company's 12% promissory notes in a private placement through D.L. Cromwell Investments, Inc., a registered broker dealer ("Cromwell"). Cromwell was paid a total commission of $16,000. The Units were sold without registration under the 1933 Act, or the securities laws of any state, in reliance on the exemptions contained in Rule 506 of Regulation D promulgated under the 1933 Act.

Item 3.           Defaults Upon Senior Securities.
                  None.

Item 4.           Submission of Matters to a Vote of Security-Holders.
                  None.

Item 5.           Other Information.
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
                  None.

(a)      Exhibits:
                                                   EXHIBIT TABLE

   Exhibit                                          Description
     No.

3(a)          Form of Restated Certificate of Incorporation.*

(b)           By-laws.*

10(c) Loan and Security Agreement, dated December __, 1997, between the Company and NationsCredit Commercial Funding, Inc., a NationsBank Company.***

(z) Amended and Restated Employment Agreement, dated January 1, 1998, between the Company and S. Peter Lebowitz***

(ab)          Warrant to Purchase Common Stock, dated as of April 2, 1997.**

(ae) Form of Subscription Agreement, dated May __, 1998 relating to placement of bridge notes and warrants.****

(af) Form of 12% Promissory Note, dated May __, 1998 relating to bridge financing.****

(ag) Form of Warrant to Purchase Common Stock, dated May __, 1998 relating to bridge financing.****


27            Financial Data Schedule****

--------------------------

    * Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2(No.33-85302), as amended, declared effective on February 8, 1995("Form SB-2").

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

BIG SMITH BRANDS, INC.


Date: November 13, 1998
                             ------------------------------------------------------------------------
                                   By:      Susan A. Leonhardt
                                            Director -- Accounting/Administration and
                                            Authorized Registrant Signer
                                            (Principal Accounting and Financial Officer)


EXHIBIT INDEX

   Exhibit                                          Description
     No.

3(a)          Form of Restated Certificate of Incorporation.*

(b)           By-laws.*

10(c) Loan and Security Agreement, dated December __, 1997, between the Company and NationsCredit Commercial Funding, Inc., a NationsBank Company.***

(z) Amended and Restated Employment Agreement, dated January 1, 1998, between the Company and S. Peter Lebowitz***

(ab)          Warrant to Purchase Common Stock, dated as of April 2, 1997.**

(ae) Form of Subscription Agreement, dated May __, 1998 relating to placement of bridge notes and warrants.****

(af) Form of 12% Promissory Note, dated May __, 1998 relating to bridge financing.****

(ag) Form of Warrant to Purchase Common Stock, dated May __, 1998 relating to bridge financing.****

27            Financial Data Schedule****





--------------------------

    * Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2(No.33-85302), as amended, declared effective on February 8, 1995("Form SB-2").

   ** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed on April 15, 1997.

 *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB, filed on April 15, 1998.

****          Filed herewith