Form 10KSB
period 1998-12-31
BIG SMITH BRANDS INC
filed 1999-03-29
CIK 931688

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 1998

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to
                                        ------      ------

                          Commission File No.: 01-13470
                                               --------

                             BIG SMITH BRANDS, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

           Delaware                                         13-3005371
           --------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


7100 West Camino Real, Suite 402, Boca Raton, Florida                  33433
-----------------------------------------------------                  -----
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

Common Stock, $.01 par value                              N/A



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

Issuer's revenues for its most recent fiscal year:  $13,210,107.

        As of March 12, 1998, Registrant had 7,354,683 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $5,610,926 (based on the average of the reported high and low sales prices on Nasdaq's over-the-counter market on such date).

        Transitional Small Business Disclosure Format (check one):

        Yes      No X
           ---     ---

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

Recent Developments

               On February 2, 1999, the Company's Board of Directors unanimously voted in favor of the sale to Walls Industries, Inc., Cleburne, Texas ("Walls") of all assets of the Company's workwear business, other than real estate and trademarks, and the license to Walls of the "Big Smith" trademark and certain related trademarks for use in the manufacture, sale and licensing of workwear products and unanimously voted to recommend to stockholders of the Company that they vote in favor of such sale and license (the "Walls Sale and License").

               The Walls Sale and License is subject to approval by the holders of a majority of the shares of the Company's common stock, par value $.01 per share (the "Common Stock"), issued and outstanding as of March 3, 1999 at the annual meeting of the Company's stockholders to be held on or about April 20, 1999. The Company will also need to obtain the consent of NationsCredit
Commercial Funding with whom the Company has a credit facility. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

               The Company has entered into an Asset Purchase Agreement with Walls, pursuant to which, if the stockholders approve the Walls Sale and License, the Company will sell to Walls its entire inventory of workwear products and raw materials and its machinery and equipment used in the manufacture of workwear products (excluding only certain computer equipment). The Company will also lease to Walls its facilities in Carthage, Missouri for a minimum of twelve months and its retained computer equipment for a minimum of three months. Walls will assume responsibility for all of the Company's leases for properties used in the manufacture and distribution of workwear products. Walls will hire substantially all of the employees of the Company currently involved in the workwear business. The Company will retain substantially all of the assets currently used in its sportswear business. Although historically part of the workwear business, the Company will also retain its ladieswear and childrenswear products.

               In addition, the Company will place all of the trademarks it currently owns in a subsidiary, the stock of which will be owned 60% by the Company and 40% by Walls. Walls will appoint one representative on the Board of Directors of this subsidiary, Big Smith Holdings, Inc. ("Holdings"), and the Company will appoint the remaining directors. The Certificate of Incorporation of Holdings will restrict its activities solely to owning and licensing these trademarks.

               Holdings will grant to Walls a royalty-free, perpetual license to use the "Big Smith" trademark and certain related tradenames in connection with the manufacture, sale and licensing of workwear products. Holdings will grant to the Company a royalty-free, perpetual license to use the "Big Smith" trademark and certain related tradenames for sportswear and, subject to certain approval rights of Walls, for all other purposes. Any other licenses granted by Holdings will require the unanimous vote of its Board of Directors.

               In consideration of the Walls Sale and License, Walls will pay to the Company for the assets purchased a price equal to the appraised value (on a liquidated basis) of the machinery and equipment sold plus the book value of the Company's good, saleable and useable inventory. The Company currently estimates the purchase price based on this formula to be approximately $3,135,000. Walls will pay the Company $2,000 per month for a minimum of one year for its lease of the Company's Carthage, Missouri facilities and $10,000 per month for a minimum of three months for its lease of the Company's retained computer equipment.

               In addition, in consideration for the Company entering a ten-year non-compete agreement, Walls will pay the Company an aggregate of $4.6 million over the eight-year period commencing at closing. Payments under the non-compete agreement together with the consideration to be paid for machinery, equipment and inventory and rental payments for the Carthage, Missouri facility and the computer equipment will result in total payments to the Company estimated at approximately $7,780,000. If the Walls Sale and License is not approved by the Company's stockholders, the Company must reimburse Walls for its reasonable out-of-pocket expenses including attorney's fees and must pay to Walls a termination fee of $150,000.

               The proposed transaction will free the Company from its low-potential workwear focus and the related overhead and interest costs enabling it to focus on the growth of its higher-margin sportswear business. Until the consummation of the Walls Sale and License, the Company will continue to operate its workwear business in accordance with past practice.

               The Company expects its outstanding line of credit to be reduced to approximately $1,968,000 upon closing of the transaction, reducing interest costs. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - - Liquidity and Capital Resources."

               If the Walls Sale and License is consummated, the business of the Company will change substantially, primarily as the result of its ceasing to be engaged in the manufacture, holding inventory and marketing associated with its workwear business. Stockholders should read the information presented in this Annual Report on Form 10-KSB with the understanding that if the Walls Sale and License is consummated the workwear related operations described below will no longer be conducted by the Company. For more information on the Walls Sale and License, see the Proxy Statement for the Annual Meeting of Stockholders to be held on or about April 20, 1999 which was mailed to the Company's stockholders of record as of March 3, 1999 with this Annual Report on or about March 30, 1999. The Proxy Statement can also be viewed at the web site maintained by the Securities and Exchange Commission that contains reports, proxy and information statements and other information regarding the Company. The address of this site is http://www.sec.gov.

General

               The Company is an apparel  company which  currently sells quality work apparel ("workwear") under its own brand names Big Smith, Smith Mountain Classics, Big Smith Vintage and Big Smith Kids and, since May 1997, sportswear under its brand name Big Smith. This focus reflected the Company's growth strategy of concentrating on workwear and sportswear products under Company-owned labels rather than through dependence on licensed labels, as was the Company's strategy prior to the Caterpillar Termination (as defined below). In addition, the Company currently manufactures and sells workwear to mass merchandisers for sale under their private labels.

               Workwear has been produced in the United States under the Big Smith label since 1916. The Company was organized in 1980 as a Delaware corporation, and in 1985 acquired certain assets of Smith Brothers Manufacturing Company, including the rights to the Big Smith and related trade names. The Company built its workwear product line around its flagship overalls, jeans and jackets, all of which are made in the United States. The Company's workwear products are relatively stable in design and styling and, with the exception of insulated products sold for the fall and winter retail season, are generally sold throughout the year. The Company's workwear products are sold at moderate prices through 840 mass merchandisers and other customers, including Wal-Mart, Sears and J.C. Penney, which re-market the products through approximately 3300 stores primarily in the American heartland.

               The Company's sportswear line is marketed under the Big Smith label. The sportswear line differs significantly, however, from the traditional workwear products marketed under the Big Smith label primarily in design, target sales market and higher margin sales. The Company's sportswear product line is centered on fashion oriented top and bottom apparel designed for purchase by the young adult market. The sportswear products change from season to season following the dynamic nature of the marketplace being served. Big Smith sportswear is sold at moderate prices relative to the market through chains such as Gadzooks, J.C. Penney, Jean Country, Delia's, Scream and Marshalls. The Company's sportswear products are sold to approximately 30 customers which re-market the products through approximately 800 stores.

Going Concern

               The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility. The Company experienced a loss from operations in 1998 and 1997 and had a working capital deficiency at December 31, 1998 and December 31, 1997. Also, the Company's liquidity needs could exceed the amount of borrowings available under the Credit Facility. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations, -- Liquidity and Capital Resources" and "Item 3. Legal Proceedings -- Caterpillar Litigation." The Company's plan for raising sufficient working capital and meeting its liquidity needs includes the consummation of the Walls Sale and License, further income from the recent equity placement by inducing exercise of the warrants with the reverse stock split and increasing efficiencies in the operation of the sportswear, ladieswear and childrenswear businesses. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Products

Sportswear

               The Company's line of sportswear currently includes fashion jeans, casual pants, shirts, jackets and sweaters for adults, young men and teenagers. Substantially all of the Company's sportswear products are manufactured by contractors in the United States typically employing processes designed to produce sturdy, high-quality, long-lasting garments. Sportswear products are also manufactured by an international sublicensee for distribution in Italy. See "Item 1. Description of Business -- Wholesale Operations -- Foreign Sportswear."

               The production of Big Smith sportswear involves more design and styling changes than the workwear line from year to year. These products require fashion industry driven alterations from year to year. The higher cost of production, however, is recovered in the higher margin sales of Big Smith sportswear. Items in this line of products sell at retail in the $30 to $55 range.

Workwear

               The Company's line of workwear currently includes overalls, coveralls, quilted coats, industrial jeans, denim jeans and jackets, vests, aprons, dungarees, shirts, tee shirts and caps, all for adults. Substantially all of the Company's branded products historically have been manufactured in the United States from American made fabrics typically employing processes designed to produce sturdy, high-quality, long-lasting garments.

               The Company's line of workwear also includes ladieswear and childrenswear, each including overalls, jeans, vests, jackets, tee shirts and caps. If the Walls Sale and License is consummated, the Company will continue to source and market these lines of products. The ladieswear and childrenswear products are manufactured by contractors in the United States.

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

Manufacturing and Sourcing

Sportswear

               The Company maintains an in-house design team and contracts for more extensive outside design services when necessary. Sample designs are reviewed by the senior management of the Company who establish the final line of sportswear products from such samples.

               All of the Company's sportswear products are produced by manufacturing contractors. Such manufacturing contractors assemble sportswear products according to the Company's specifications. The contractors supply all fabric and trim except for any necessary labels which are provided by the Company. The Company's design and quality control personnel monitor the manufacturing process to ensure that sportswear products to be marketed by the Company under the Company's brand names meet the Company's quality standards. The Company's quality control program includes on-site inspection of work-in-process and finished goods during the manufacturing process and inspection of finished goods upon receipt. Currently the Company experiences a return rate for poor quality garments of less than 1%.

Workwear

               The Company purchases raw materials, consisting mainly of piece goods made from cotton, synthetics and blends of cotton and synthetics, from a number of textile mills and converters. Thread, zippers, brass snaps and buttons, labels, boxes and trim are purchased from a number of suppliers. No single supplier of raw materials is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exists should the Company need to secure additional or replacement raw materials. The Company has no long-term contracts with any of its suppliers. Approximately 97% of the Company's fabric requirements were obtained from four suppliers in the year ended December 31, 1998. See "Item 12. Certain Relationships and Related Transactions." The Company has experienced little difficulty in obtaining raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future.

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

               The Company from time to time will use outside contractors which receive fabric from the Company and assemble garments to the Company's specifications. Garments assembled by contractors accounted for approximately 20% of the Company's unit production in the year ended December 31, 1998. The Company's design and quality control personnel normally monitor the manufacturing processes at the Company's contractors in order to ensure that they meet Company quality standards. In addition, the Company's quality control program includes on-site inspections of work-in-progress and finished goods during the production process and inspection of finished goods upon receipt.
Currently the Company experiences a return rate for poor quality garments of less than 1%.

               Ladieswear and childrenswear products are produced by manufacturing contractors. Such manufacturing contractors assemble sportswear products according to the Company's specifications. The contractors supply all fabric and trim except for any necessary labels which are provided by the Company. The Company's design and quality control personnel monitor the manufacturing process to ensure that sportswear products to be marketed by the Company under the Company's brand names meet the Company's quality standards.

Warehousing and Distribution

Sportswear

               All of the Company's sportswear products are manufactured by contractors and stored in and distributed from the Company's finished goods warehouse located in Carthage, Missouri. Substantially all such deliveries to customers are made by common carriers with which the Company has long-standing relationships on a collect basis per customer supplied routing guides. If the Walls Sale and License is consummated, the Company will secure warehouse and shipping facilities in south Florida to replace the warehouse and shipping facilities leased or assigned to Walls.

Workwear

               Substantially all of the Company's workwear products, whether manufactured by the Company or by a contractor, are stored in and distributed from the Company's finished goods warehouses located in Carthage, Missouri and Miami, Oklahoma. All of the Company's workwear products which are produced domestically are distributed by truck from its warehouses. Substantially all such deliveries to customers are made by common carriers with which the Company has long-standing relationships on a collect basis per customer supplied routing guides.

Competition

General

               The apparel industry, including the workwear and sportswear markets, is fragmented and highly competitive. The Company competes with a large number of domestic and foreign manufacturers in all of its product markets. Many of the Company's competitors have financial resources, sales organizations and manufacturing capacities considerably larger than those of the Company.

Sportswear

               As the Company continues to increase its sportswear business, it expects its largest competitors will be Union Bay, Pinnacle, DKNY, Dickie, Hugo Boss and other large internationally known branded sportswear manufacturers. Competition in this market is intense. The Company's principal means of meeting competition are through pricing and design. Unlike the workwear market, the sportswear market requires more attention to consumer trends. The Company's strategy for Big Smith sportswear is to anticipate customer demand in design and styling while providing a solid, dependable sportswear product.

Workwear

               Among its largest competitors in the workwear market are Carhartt Corp., Williamson-Dickie Manufacturing Company, Inc., Key Industries, Inc., and Walls Industries, Inc., Cleburne, Texas. Competition is generally in terms of quality, price, service and style. The Company's principal means of meeting competition have been high-quality workmanship and materials, a strong fundamental product offered at a moderate price, maintaining what the Company believes is its reputation as one of the most reliable suppliers in the market, a sales organization trained to assist customers in merchandise planning and the prominence of its labels. The Company has historically sought to adjust its product mix and markets to the demands of its customers, rather than attempting to establish consumer trends or to design in anticipation of short-term market fads.

Wholesale Operations

General

               The Company is integrated into the program purchasing of mass merchandisers whereby it is informed at the beginning or just prior to the beginning of each calendar year of the minimum purchases to be made by the customer during that calendar year, and informed weekly of updated delivery schedules and locations. This system permits the Company to anticipate over half of its annual sales and plan and schedule production accordingly.

               The current overall average gross margins of all sales is approximately 24% for the year ended December 31, 1998, compared to 9.6% for the year ended December

31, 1997. The increase in overall average gross margins of all sales resulted from an increase in the selling price of workwear products, the introduction of ladieswear products which sell at higher margins than the Company's historical workwear products and the increase in sales of the higher margin sportswear products.

Domestic Sportswear

               The Company formally introduced Big Smith sportswear at the leading annual industry trade show in August 1997. Sales of this line for the year ended December 31, 1998, were approximately $1.14 million or 8.61% of total net sales, compared to $0.17 million, or 1.3% of total net sales for the year ended December 31, 1997. Big Smith sportswear is marketed at higher margins than much of the workwear under the Company-owned labels. The current margin on Big Smith sportswear is between 20% and 35%.

               The Company's sportswear products are marketed through a growing number of department stores and independent fashion apparel shops. The Company estimates that its sportswear products were sold in approximately 800 stores and 400 stores in the years ended December 31, 1998 and December 31, 1997, respectively. Substantial customers for the Company's sportswear products include Gadzooks, Jean Country, J.C. Penney, Delia's, Scream and Marshalls.

               Eighty percent of the Company's sales of sportswear are to three customers. Sales to Gadzooks, J.C. Penney and Jean Country of sportswear products represented approximately 39%, 22% and 20%, respectively, of the Company's net sales of sportswear for the year ended December 31, 1998. If any one or more of these three customers were to cease or materially reduce its purchases from the Company, the financial condition of the Company might be materially adversely affected. The Company intends to continue to broaden the customer base for its sportswear products, lessening the concentration in any one customer or small group of customers.

Foreign Sportswear

               Approximately three years ago the Company began to implement a corporate strategy designed to convert the Company from a workwear manufacturing company exclusively based and operated in the United States to a multi-brand, regionally conceived, designed and sourced global producer and marketer of both workwear and sportswear.

               Beginning in 1997, the Company began an effort to establish international markets for Company branded products including Big Smith sportswear through participation in international trade shows and meetings with international distributors. Cash flow restrictions have impeded the success of such efforts. If the Walls Sale and License is consummated, the Company believes that necessary resources for establishing the international markets for sportswear products will be freed and the Company will be able to increase international distribution of its sportswear products.

               In December 1998, the Company entered into a one-year, renewable sublicense with Amita srl, an Italian corporation ("Amita"), as the exclusive sales representative throughout Italy for Big Smith branded sweaters, jackets and other sportswear products. The Company maintains quality and design control over the products produced under this sublicense.

               The Company also intends to sublicense certain international rights to Big Smith and related trademarks to other manufacturers of sportswear. The Company also intends to leverage its experience in the international market to create a network of international distribution channels for its Big Smith branded sportswear.

Workwear

               Most of the Company's workwear products are marketed through various mass merchandisers, the largest of which was Wal-Mart during 1998 and 1997. Sales to Wal-Mart represented 55.4% of the Company's net sales of workwear products in 1998 and 45.6% in 1997. This increase reflected the reduction in other private label sales as well as an increase in actual sales to Wal-Mart. The Company's relationship with Wal-Mart has given it wide access to the U.S. market and a stable source of sales.

               The Company's products are also marketed through a large number of independent department stores, farm and fleet stores and buying collectives. The Company estimates that its workwear products were sold in approximately 3300 stores and 3200 stores in the years ended December 31, 1998 and December 31, 1997, respectively. In addition to Wal-Mart, other substantial customers for the Company's workwear products include Mills Fleet & Farm Corp., Bass Pro Shop, Wet Seals Stores and Blain's Supply Corp.

Domestic Receivables

               Receivables from Wal-Mart are typically paid in full between 45 and 55 days from purchase. Receivables from the Company's remaining domestic customers for all products are generally on thirty day terms. The average age of receivables of the Company's domestic customers, at December 31, 1998 was 49.5 days, as compared with an average age of 48.5 days at December 31, 1997.

Retail Operations

Sportswear

               In February 1998, the Company opened a retail store in the South Beach area of Miami, Florida to create visibility for its sportswear products and to serve as a center for showing the Company's sportswear products to potential wholesale customers. This retail store focuses primarily on the sale of first quality Big Smith sportswear products and had net sales of approximately $16,000 for the year ended December 31, 1998. The Company currently has no plans for further expanding its retail network for its sportswear products.

Workwear

               Historically, the Company maintained retail outlets at each of four manufacturing locations. When two of these manufacturing locations were closed, the Company continued to maintain the retail outlets in those locations. In September 1998, the retail store in Garnett, Kansas was closed. The three remaining retail outlets currently sell both first and second quality merchandise into the local communities of which the Company is a part and had net sales of approximately $644,729 for the year ended December 31, 1998 and net sales of approximately $706,000 for the year ended December 31, 1997. If the Walls Sale and License is consummated, the Company will cease to operate the three remaining retail stores selling workwear products.

Trademarks and Licenses

               For the past two years, the Company's branded products have become the central focus of the Company's business strategy. In addition to the Big Smith label, which has been used on workwear since 1916, the Company produces goods under Smith Mountain Classics, Big Smith Vintage and Big Smith Kids labels, as well as Big Smith sportswear. In 1995, the Company purchased the "Big Smith" trademark in the seven countries in Europe for which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years.

Employees

               As of December 31, 1998, the Company employed approximately 205 people on a full-time basis, including 15 employees in administration and accounting, 3 employees in marketing and sales, and 187 employees in manufacturing. The Company also employed 3 part-time employees and 11 independent sales representatives. Approximately 72% of its employees are paid on a piecework basis and the balance are hourly-paid or salaried.

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

               If the Walls Sale and License is consummated, the Company estimates that it will continue to employ 6 persons on a full-time basis, including 4 employees in administration and accounting, 2 employees in marketing and sales, and no employees in manufacturing. The Company will have no part-time employees and will establish relationships with a number of independent sales representatives to insure adequate coverage of all appropriate North American distribution points. All employees will be paid either on an hourly or salaried basis.

ITEM 2. DESCRIPTION OF PROPERTY.

Facilities

               The Company owns or leases two clothing plants aggregating approximately 184,000 square feet of floor space, including approximately 115,000 square feet of warehouse floor space. The Company also owns or leases four retail locations. The Company's principal executive office is located in Boca Raton, Florida. The following table sets forth certain information concerning each of the Company's facilities.

Properties Owned


LOCATION                          FLOOR SPACE                             PRINCIPAL USES
                                 (SQUARE FEET)

Carthage, Missouri                  153,500                               Manufacturing,
                                                                     warehousing, retail, and
                                                                        distribution center


Properties Leased

LOCATION                          FLOOR SPACE      LEASE                    PRINCIPAL
                                 (SQUARE FEET)     EXPIRES                     USES



Monett, Missouri                         3,700     9/23/99 (a)                Retail

Miami, Oklahoma                         30,000     8/31/99 (b)             Manufacturing
(3 locations)                           16,000     5/11/99 (c)              Warehousing
                                         3,000     1/31/98 (d)                Retail

Boca Raton, Florida                      1,839     9/1/2000                Office Space

Miami Beach, Florida                       700     2/28/2003                  Retail


        (a) Automatic annual renewal unless either party gives notice of termination prior to such renewal.
        (b) The lease is renewable for three additional one-year terms at the Company's option.
        (c) The lease is renewable for three additional one-year terms at the Company's option.
        (d)    The Company has a month to month lease for this property.

               All of the Company's manufacturing facilities are of brick, block or metal construction and have sprinklers throughout. The Company's retail, office and other facilities all meet local building code requirements. All of the Company's facilities have been well-maintained and are adequate for their present uses.

               The Company uses outside contractors for portions of its current production. See "Item 1. Description of Business -- Manufacturing and Sourcing."

               Substantially all of the machinery and equipment used by the Company in its manufacturing operations is either owned or subject to lease purchase arrangements. The Company's machinery and equipment is well-maintained and adequate for its present uses.

               If the Walls Sale and License is consummated, the Company will lease its Carthage, Missouri property to Walls for a minimum of one year and the Company will close its workwear retail operations in Monett, Missouri, Miami, Oklahoma and Carthage, Missouri and will sublease its manufacturing and warehouse facilities in Miami, Oklahoma to Walls. The Company will retain its facilities in Boca Raton, Florida and Miami, Florida. See "Item 1. Description of Business -- Recent Developments."

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

               On July 26, 1996, the defendants answered the complaint filing responsive defenses of failure to assert a claim, waiver, amendment, promissory estoppel, equitable estoppel, laches, failure to provide an opportunity to cure, unclean hands and misuse. The Company and BSG (collectively, the "Corporate Defendants") filed counterclaims for breach of contract, tortious interference with contractual relations, interference with prospective business relations, conspiracy, commercial disparagement and breach of franchise agreement in connection with what the Corporate Defendants believe to be Caterpillar's wrongful efforts to terminate the Corporate Defendants' license to use certain Caterpillar trademarks on its apparel. S. Peter Lebowitz also filed a motion to dismiss for failure to state a claim against him in his individual capacity.

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

               On April 16, 1997, Big Smith filed an Amended Counterclaim adding Overland Group, Ltd. and Stephen Palmer as counterdefendants seeking damages in excess of $20 million plus costs. Thereafter, on October 31, 1997, a Corrected Second Amended Counterclaim was filed by Big Smith naming Overland Footwear, Limited as an additional counter-defendant. The Second Amended Counterclaim alleges similar claims as in the original counterclaim and, among others, newly alleges that Caterpillar was barred from terminating the Corporate Defendants' license to use its marks since a common law franchise relationship existed between the parties which could not be terminated absent good cause.

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

Other Litigation

               The Company has been involved in litigation with a number of its foreign distributors in connection with their refusal to pay royalties the Company believed to be due in respect of sales by such distributors of Caterpillar branded products prior to the Company's ceasing to sell such products. Additionally, certain distributors made claims against the Company relating to the effects of the purported termination of the Caterpillar license on their arrangements with the Company. Most of these litigations have been resolved. The Company has begun discussions with Selected Brands Shoe Company seeking recovery of at least $73,000 of accounts receivable it believes are due and payable and with

Fashion Fever CC seeking recovery of an as yet undetermined amount of royalties it believes are due and payable. These discussions are preliminary to filing collection actions if satisfactory settlements cannot be reached.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Not Applicable.



                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

               The Company's securities were delisted by the Nasdaq Stock Market's Small-Cap Market on December 4, 1997. On March 1, 1999, the Pacific Exchange applied to the Securities and Exchange Commission for permission to delist the Company's securities effective April 1, 1999.

               The following table sets forth the high and low trading range prices for the Common Stock and Warrants, as quoted on the over-the-counter bulletin board for the periods indicated. The quotes represent interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.


                                                   Common Stock          Warrants(1) (2)
                                                   ------------          ---------------

Fiscal Year Ending December 31, 1997
Quarter ended March 31, 1997.................   4 13/64     2 5/8           17/32     1/8
Quarter ended June 30, 1997..................   4             5/16          29/64     3/32
Quarter ended September 30, 1997.............   1  1/32       3/16          3/16      1/32
Quarter ended December 31, 1997..............   1  9/16       1/8           5/32      1/64
Fiscal Year Ending December 31, 1998
Quarter ended March 31, 1998.................   1 13/32       9/64            -         -
Quarter ended June 30, 1998..................   2  3/64       7/8             -         -
Quarter ended September 30, 1998.............   2  1/4      1 1/4             -         -
Quarter ended December 31, 1998..............   3  1/2      1 1/4             -         -


--------------------------
        (1) Each of the Warrants entitled the holder to purchase one share of Common Stock, par value $.01 per share at an exercise price of $4.60 per share, subject to certain adjustments. The Warrants expired by their terms on February 8, 1998.

        (2) Warrants expired on February 8, 1998. The last trade was on November 19, 1997.

               At March 3, 1999, the Company's Common Stock was held by 37 holders of record and approximately 821 beneficial holders. When they expired on February 8, 1998, the Company's Warrants were held by 18 holders of record. At March 15, 1999, the high and low bid prices for the Company's Common Stock on the over-the-counter bulletin board were $1.524 and $1.50.

Dividends

               The Company intends to retain any future earnings that may be generated from operations to help finance the operations and expansion of the Company and accordingly does not plan to pay cash dividends to holders of the Common Stock during the reasonably foreseeable future. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

               When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, whether the Walls Sales and License is consummated, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the workwear and sportswear industries and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern

               The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility. The Company experienced a loss from operations in 1998 and 1997 and had a working capital deficiency at December 31, 1998 and December 31, 1997. Also, the Company's liquidity needs could exceed the amount of borrowings available under the Credit Facility. See " -- Results of Operation", " -- Liquidity and Capital Resources" and "Item 3. Legal Proceedings -- Caterpillar Litigation."

General

               The discussion and analysis set forth below is for the years ended December 31, 1998 and December 31, 1997. It should be read in conjunction with the Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-KSB.

               The Company's Big Smith sportswear products differ significantly from its traditional products primarily in design, target sales market and higher margin sales. The Company's sportswear product line is centered on fashion oriented top and bottom apparel designed for purchase by the young adult market. The sportswear products change from season to season following the dynamic nature of the marketplace being served. Big Smith sportswear is sold at moderate prices relative to the market through chains such as Gadzooks, J.C. Penney, Jean Country, Delia's, Scream and Marshalls at higher margins than much of the workwear under the Company-owned labels.

               Sales to Wal-Mart of the Company's workwear products marketed under Company owned brands represented 55.4% of the Company's net sales in 1998. As sales of Big Smith sportswear increase, the Company believes that the percentage of its net sales represented by sales of workwear products to Wal-Mart will decrease.

               Eighty percent of the Company's sales of sportswear are to three customers. Sales to Gadzooks, J.C. Penney and Jean Country of sportswear products represented approximately 39%, 22% and 20%, respectively, of the Company's net sales of sportswear for the year ended December 31, 1998. See "Item 1. Description of Business -- Wholesale Operations -- Domestic Sportswear."

               The Company believes that its business is seasonal and has historically experienced and expects to continue to experience lower revenues and net income in the first half of each fiscal year (primarily January through April) as compared to the second half of its fiscal year. The seasonality is due in part to the general decrease in sales in the apparel industry following the Christmas season as well as the increase in sales of the Company's winter weight garments, which sell at higher prices, and back-to-school clothes during the months of August through November. In addition, the Company's quarterly results may fluctuate depending upon, among other things, the timing of delivery of large orders and the introduction of new product lines or additional labels. See "-- Seasonality."

               In the following discussion, the figures presented for Big Smith workwear and other branded workwear include the Company's ladieswear and childrenswear which will be retained by the Company if the Walls Sale and License is consummated. For the year ended December 31, 1998, ladieswear represented 1.7% of net sales and childrenswear represented 1.4% of net sales.

               The  following   discussion  and  analysis   should  be  read  in
conjunction with the Company's financial statements appearing elsewhere in this report.

Results of Operation

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

               Net sales for the year ended December 31, 1998 increased by $.65 million, or 5.1%, to $13.21 million from $12.56 million for the year ended December 31, 1997. Net sales for the year ended December 31, 1998 of Big Smith workwear and other branded workwear, Big Smith sportswear and private label products were $11.43 million, $1.14 million and $1.57 million, respectively, as compared with $11.11 million, $0.17 and $1.2 million, respectively, for the year ended December 31, 1997. The increase in sales resulted from the increase in sales of Big Smith sportswear to new and existing customers, the addition of new customers including Mills Fleet & Farm Corp., and increased product purchases by existing customers, especially Wal-Mart Stores, Inc., reflecting the increased marketing by the Company of such products.

               Cost of goods sold for the year ended December 31, 1998 decreased by $1.37 million, or 12.0%, to $9.99 million from, $11.36 million for the year ended December 31, 1997. This decrease resulted primarily from increased production levels and plant efficiencies, a decrease in employee turnover, the elimination of certain supervisory positions and savings recognized by the Company by extending its annual summer vacation closing for two additional weeks. The Company planned and implemented the extension to temporarily reduce its cash flow requirements to facilitate bringing certain accounts with suppliers current and to implement planned changes relating to supervisory and executive personnel reductions. The annual summer closing allowed the Company to make needed repairs and improvements to its manufacturing plant and equipment and to effect other routine maintenance.

               Gross profit for the year ended December 31, 1998 was $3.22 million, or 24.3% of net sales, compared to $1.21 million, or 9.6% of net sales, excluding income from net royalties, for the year ended December 31, 1997. The increase in gross profit percentage was primarily due to the increased production levels and plant efficiencies and an increase in gross profit margins of Big Smith sportswear compared to Big Smith workwear and other branded workwear and private label products along with the maintenance of lower inventory levels, for the year ended December 31, 1998 compared to the year ended December 31, 1997 and the depression of profit margins in 1997 as a result of a provision for obsolete inventory of $218,000 at December 31, 1997. For the year ended December 31, 1998, Big Smith workwear and other branded workwear, Big Smith sportswear and private label products accounted for 79.5%, 8.61% and 11.92% of net sales, respectively, as compared with 88.6%, 1.3% and 9.5% of net sales, respectively, for the year ended December 31, 1997.

               Selling expenses decreased by $.76 million to $1.67 million, or 12.6% of net sales, for the year ended December 31, 1998, from $1.75 million, or 13.9% of net sales, for the year ended December 31, 1997. This decrease in selling expenses resulted principally from reductions in supervisory personnel, including the vice president of sales and marketing. General and administrative expenses were $1.63 million, or 12.3% of net sales, for the year ended December 31, 1998, compared with $1.90 million, or 15.1% of net sales, for the year ended December 31, 1997. The decrease in the general and administrative expenses was primarily due to a decrease in restructuring and related litigation costs, a permanent and significant reduction in executive personnel salaries and related overhead costs due to the streamlining of executive staff and a decrease in travel and entertainment costs related to reduced foreign sales activities.

               The Company's interest expense for the year ended December 31, 1998 was $.59 million, or 4.4% of net sales, as compared with $.64 million, or 5.1% of net sales, for the year ended December 31, 1997. The decrease in interest expense was primarily due to a decrease in borrowings on the Credit Facility.

               On March 19, 1998, the holders of the Company's 6% Convertible Preferred Debentures due March 31, 2000 (the "Debentures") converted the remaining $1,631,500 of the Debentures into 2,900,000 shares of Common Stock resulting in a non-recurring charge to earnings of $606,204 of related discount.

               As a result of the foregoing, the Company's net loss for the year ended December 31, 1998 was $1.38 million compared to a net loss of $4.62 million for the year ended December 31, 1997. Excluding a one time non-recurring charge of convertible debenture amortization discount of $606,204 arising as a result of the retirement of all outstanding convertible debentures of the Company in March 1998, the Company's net loss for the year ended December 31, 1998 was $.77 million.

Liquidity and Capital Resources

               The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility. The Company experienced a loss from operations in 1998 and 1997 and had a working capital deficiency at December 31, 1998 and December 31, 1997. Also, the Company's liquidity needs could exceed the amount of borrowings available under the Credit Facility. At December 31, 1998 and 1997, working capital deficiency was approximately $2.5 million and $1.5 million, respectively, primarily as a result of the purported termination effective in January 1997 by Caterpillar, Inc. ("Caterpillar") of the Company's license to manufacture and sell workwear under the Caterpillar label (the "Caterpillar Termination"). As a result, the Company has faced an on-going liquidity need. Working capital also may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances. The Company has taken several steps to obtain additional sources of liquidity.

               The Company's Board of Directors has recommended to the stockholders a sale to Walls of all assets of the Company's workwear business, other than real estate and trademarks, and the license to Walls of the "Big Smith" trademark and certain related trademarks for use in the manufacture, sale and licensing of workwear products. The proposed transaction will free the Company from its low-potential workwear focus and the related overhead and interest costs enabling it to focus on the growth of its higher-margin sportswear business.

               In order to fund its cash needs, on April 2, 1997, the Company completed a Regulation S placement of $1.7 million of its 6% Convertible Preferred Debentures due March 31, 2000. By March 1998, the Debentures had been converted to 3,169,842 shares of the Company's Common Stock.

               On  December  10,  1997,  the  Company  obtained a new  revolving line-of-credit and term loan credit facility (the "Credit Facility") with NationsCredit Commercial Funding, a NationsBank Company ("NationsCredit") allowing for maximum availability of $10,000,000 based on a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks. At December 31, 1998, the Company had approximately $121,816 of unused availability under the total credit facility. The amount outstanding under the Credit Facility as of December 31, 1998 was $4.65 million, with $3.91 million on the revolving line-of-credit and $0.74 under the term loan portion of the Credit Facility. The loan bears interest at prime rate plus 1.875% (9.625% at December 31, 1998) and matures in December 2000. The agreement also provides for additional interest under certain circumstances and other fixed fees payable. The loan is secured by all of the assets of the Company which includes, without limitation, accounts receivable, inventories, property and equipment and trademarks.

               On or about August 10, 1998, the Company sold Units to accredited investors including warrants to purchase 20,000 shares of the Company's Common Stock, and $200,000 of the Company's 12% promissory notes in a private placement through D.L. Cromwell Investments, Inc. ("Cromwell"). Cromwell was paid a total commission of $16,000. The Units were sold to accredited investors without registration under the 1933 Act, or the securities laws of any state, in reliance on the exemptions contained in Rule 506 of Regulation D promulgated under the 1933 Act.

               On February 18, 1999, the Company received the proceeds of a private placement offering of 1,100,000 units (the "Units") of the Company's securities, with each Unit consisting of one share of the Company's Common Stock and two warrants each to purchase one share of the Company's Common Stock, one of which is exercisable at a price of $1.50 per share and the second of which is exercisable at a price of $1.75 per share. The warrants have a three-year term. Cromwell was the placement agent for the offering. The Company paid Cromwell a commission of 11% of the total aggregate purchase price and Cromwell also received warrants to purchase 110,000 Units of the Company's securities as described above at an exercise price of $1.20 per Unit. Pursuant to the terms of the offering, the Company will effect a three-to-one reverse stock split shortly after the Annual Meeting of Stockholders to be held on or about April 20, 1999, provided that the number and exercise prices of the warrants shall not be adjusted by virtue of such reverse stock split. As a result, the Company believes that the holders of a substantial portion of the warrants will exercise their warrants and that the Company will realize further proceeds from such exercises. The Company has also agreed to register the resale of the shares of Common Stock, the Units and the shares underlying the warrants included in the offering.

               In 1998, the Company financed its operations primarily with borrowings under its Credit Facility with NationsCredit. Cash used in operating activities totaled $0.53 million for the year ended December 31, 1998 as compared with cash used in operating activities of $0.76 million for the year ended December 31, 1997. This change reflected primarily a permanent and significant reduction in executive personnel salaries and related overhead costs due to streamlining of executive staff and a decrease in travel and entertainment costs related to reduced foreign sales activities, along with the introduction of the sportswear line to more mass merchandise stores. The Company typically experiences negative cash flow from operations during the first half of each year due to the build-up of inventory in preparation for increased sales volume in the second half of each year. See "-- Seasonality."

Capital Expenditures

               Capital expenditures totaled $126,179 for the year ended December 31, 1998. These expenditures consisted primarily of improvements to the Carthage, Missouri plant and leasehold improvements to the retail store in Miami, Florida.

Intangible Assets

               In 1995, the Company purchased the "Big Smith" trademark from Amita in the seven countries in Europe for which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years. A final payment of $50,000 is due in April 1999. See "Item 1. Description of Business -- Wholesale Operations -- Foreign Sportswear."

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

               If the Walls Sale and License is consummated, the Company believes that its continuing business will be less subject to seasonal variation than it historically has been. The Company's sportswear products sell at a generally constant rate with some acceleration of sales in the spring and fall.

ITEM 7.        FINANCIAL STATEMENTS.

               See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

               A change in the Company's independent auditors to Daszkal, Bolton & Manela, CPAs, of Boca Raton, Florida, was reported on Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 26, 1998 (as amended January 28, 1998) and February 11, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
               EXCHANGE ACT.

               The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 18, 1999 and mailed on or about March 30, 1999 to stockholders of record on March 3, 1999.

ITEM 10.       EXECUTIVE COMPENSATION.

               The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 18, 1999 and mailed on or about March 30, 1999 to stockholders of record on March 3, 1999.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

               The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 18, 1999 and mailed on or about March 30, 1999 to stockholders of record on March 3, 1999.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The Company purchases some of its raw materials from a corporation whose President is the Secretary of the Company. Such purchases for the years ended December 31, 1998 and 1997 were $438,354 and $224,916, respectively. The Company also purchased approximately $145,000 of finished package goods for its ladieswear clothing line. Accounts payable to this related party totaled $78,522 and $1,269 at December 31, 1998 and 1997, respectively. Accounts receivable from this related party totaled $0 and $0 at December 31, 1998 and 1997, respectively.

               If the Walls Sale and License is consummated, the Company estimates that it will cease to purchase raw materials when it ceases to manufacture workwear. The Company will continue, however, to purchase finished package goods for its women's clothing line from the above referenced company at approximately the same levels as in 1998.

               The Company's President, Chief Executive Officer and Chairman of the Board, participated in the Company's Credit Facility by providing partial security in the form of a $200,000 certificate of deposit. Mr. Lebowitz holds the Company's promissory note for $200,000 as security for this participation. If the Walls Sale and License is consummated, the Company will pay down its Credit Facility to a sufficient level for NationsCredit to release the certificate of deposit as security. Mr. Lebowitz also holds the Company's promissory note dated December 23, 1998 for $250,000 given in exchange for Mr. Lebowitz's repayment of bridge financing obtained by the Company in May 1998.

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

(ab)       Warrant to Purchase Common Stock, dated as of April 2, 1997.**

(ac) Letter of Intent, dated February 10, 1998, from D.L. Cromwell Investments, Inc. ("Cromwell") to Willora Company Limited ("Willora") with respect to the conversion of the remaining Debentures.***

(ad) Letter Agreement, dated February 10, 1998, among the Company, Willora and Cromwell, with respect to the conversion of the remaining Debentures.***

(ae) Form of Subscription Agreement with respect to the 1999 private placement offering through D.L. Cromwell Investments, Inc.****

(af) Form of Warrant to Purchase Common Stock with respect to the 1999 private placement offering through D.L. Cromwell Investments, Inc.****

(ag) Form of Placement Agent's Agreement with respect to the 1999 private placement offering through D.L. Cromwell Investments, Inc.****

(ah) Asset Purchase Agreement, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and the Company.****

(ai) Agreement Not to Compete, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and the Company.****

(aj) Agreement Not to Compete, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and S. Peter Lebowitz.****


27         Financial Data Schedule****


--------------------------

    * Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

   ** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996, filed on April 15, 1997.

 *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, filed on April 15, 1998.

****       Filed herewith.

         (b)      Reports on Form 8-K.

                                             None.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1999                                 BIG SMITH BRANDS, INC.

                                                      By:  /s/ S. Peter Lebowitz
                                                          ----------------------
                                                          S. Peter Lebowitz
                                                          Chairman of the Board,
                                                          President and Chief
                                                          Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                   Date
---------                           -----                                   ----

 /s/ S. Peter Lebowitz              Chairman of the Board, President        March 29, 1999
--------------------------
  S. Peter Lebowitz                 and Chief Executive Officer
                                    (Principal Executive Officer)

  /s/ Glen Freeman                  Director                                March 29, 1999
--------------------------
  Glen Freeman

   /s/ Julian H. Shaps              Director                                March 29, 1999
--------------------------
  Julian H. Shaps

   /s/ Theodore L. Listerman        Director                                March 29, 1999
---------------------------
  Theodore L. Listerman

  /s/ Jack Schultz                  Director                                March 29, 1999
--------------------------
   Jack Schultz

  /s/ Susan A. Leonhardt            Director of Accounting                  March 29, 1999
--------------------------           and Administration
   Susan A. Leonhardt                (Principal Accounting Officer)


                             BIG SMITH BRANDS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                             BIG SMITH BRANDS, INC.
                         INDEX TO FINANCIAL STATEMENTS




Report of Independent Accountants...................................................F-1

Financial Statements:

  Consolidated Balance Sheets as of December 31, 1998 and 1997......................F-2

  Consolidated Statements of Operations for the Years Ended
    December 31, 1998 and 1997......................................................F-4

  Consolidated Statements of Changes in Stockholders' Deficit
    for the Years Ended December 31, 1998 and 1997..................................F-5

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1998 and 1997......................................................F-6

  Notes to Consolidated Financial Statements........................................F-8


                            DASZKAL, BOLTON & MANELA

                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

        240 W. PALMETTO PARK ROAD, SUITE 300 o BOCA RATON, FLORIDA 33432
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236


JEFFREY A. BOLTON, CPA, P.A.                               MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                              OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN, CPA, P.A.


                              REPORT OF INDEPENDENT ACCOUNTANTS
                              ---------------------------------

To the Board of Directors and Stockholders
Big Smith Brands, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Big Smith Brands, Inc., and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big Smith Brands, Inc., and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss from operations in 1998 and 1997 and had a working capital deficiency at December 31, 1998 and 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has completed an equity offering in the first quarter of 1999 and has also entered into a contract to sell certain assets of the Company, as described in Notes 14 and 16. Additionally, Management contemplates additional funding from the exercise of warrants that are attached to the equity offering. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DASZKAL, BOLTON & MANELA, CPA's

Boca Raton, Florida
February 26, 1998

                                    BIG SMITH BRANDS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1998 AND 1997



                                            ASSETS
                                            ------


                                                                     1998                  1997
                                                                -------------         -------------

Current assets:
   Cash                                                         $     112,917         $     111,190
   Cash - foreign (Note 10)                                             4,799                 7,762
   Accounts receivable, less allowance for
      doubtful accounts; 1998 - $58,210;
      1997 - $253,768 (Note 1)                                      2,327,240             2,004,176
   Inventories (Notes 1,2,7)                                        3,340,741             3,265,983
   Prepaid expenses                                                   122,802               147,985
                                                                -------------         -------------

        Total current assets                                        5,908,499             5,537,096
                                                                -------------         -------------

Property and equipment, at cost: (Notes 1, 7)
   Land                                                                20,000                20,000
   Buildings                                                          557,289               497,978
   Equipment                                                        1,936,213             1,940,252
   Vehicles                                                            62,985                81,511
   Leasehold improvements                                              43,028                     -
                                                                -------------         -------------
                                                                    2,619,515             2,539,741
   Less: accumulated depreciation                                  (1,607,886)           (1,361,754)
                                                                -------------         -------------

        Net property and equipment                                  1,011,629             1,177,987
                                                                -------------         -------------

Other assets:
   Certificate of deposit (Note 12)                                   200,000                     -
   Trademarks, less accumulated amortization;
      1998 - $117,501; 1997 - $34,391                                 398,359               432,749
   Security deposits                                                   42,280                26,139
   Deferred finance charges, less accumulated
      amortization of 1998 - $160,522; 1997 -
      $69,949 (Note 1)                                                527,285               352,504
                                                                -------------         -------------

        Total other assets                                          1,167,924               811,392
                                                                -------------         -------------

               Total assets                                     $   8,088,052         $   7,526,475
                                                                =============         =============




                   See accompanying notes to consolidated financial statements.

                                    BIG SMITH BRANDS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1998 AND 1997



                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                            -------------------------------------


                                                                     1998                  1997
                                                                -------------         -------------


Current liabilities:
   Revolving line-of-credit (Note 3)                           $    3,911,316          $  2,595,088
   Current maturities of long-term debt (Note 4)                      379,176               429,609
   Checks outstanding in excess of bank balance                       181,596               277,284
   Accounts payable                                                 2,562,052             2,266,548
   Accrued expenses                                                   357,202               506,602
   Accrued restructuring/litigation (Note 13)                         130,291               330,863
   Accrued royalties (Note 7)                                         664,587               665,674
   Note payable - stockholder (Note 12)                               250,000                     -
                                                                -------------         -------------
        Total current liabilities                                   8,436,220             7,071,668
                                                                -------------         -------------

Long-term debt (Note 4)                                               555,245             2,160,486
Note payable - stockholder (Note 12)                                  200,000                     -
                                                                -------------         -------------
        Total long-term debt                                          755,245             2,160,486
                                                                -------------         -------------

Commitments, contingencies and subsequent events
   (Notes 5, 11, 13 & 16)                                                   -                     -

Stockholders' deficit (Note 4):
   Common stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding
    1998 - 7,354,683 and 1997 - 4,199,842 shares                       73,547                41,998
   Additional paid-in capital                                       9,130,767             7,181,620
   Accumulated deficit                                           (10,307,727)           (8,929,297)
                                                                -------------         -------------

        Total stockholders' deficit                               (1,103,413)           (1,705,679)
                                                                -------------         -------------

        Total liabilities and stockholders' deficit             $   8,088,052         $   7,526,475
                                                                =============         =============










                 See accompanying notes to consolidated financial statements.

                                    BIG SMITH BRANDS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                     1998                  1997
                                                                -------------         -------------

Revenues: (Notes 1, 7)
   Net sales                                                    $  13,210,107         $  12,560,715
                                                                -------------         -------------

Costs of goods sold                                                 9,989,048            11,355,677
                                                                -------------         -------------

Gross profit                                                        3,221,059             1,205,038
                                                                -------------         -------------

Operating expenses:
   Selling                                                          1,673,469             1,749,968
   General and administrative                                       1,634,869             1,902,663
   Restructuring and litigation charges (Note 13)                           -             1,007,897
   Bad debts                                                           (7,652)              205,440
                                                                -------------         -------------
Total operating expenses                                            3,300,686             4,865,968
                                                                -------------         -------------

Loss from operations                                                  (79,627)           (3,660,930)
                                                                -------------         -------------

Other income (expense):
   Royalty income (Notes 4, 8)                                         50,000                     -
   Interest income                                                        261                 6,235
   Interest expense                                                  (593,996)             (644,192)
   Amortization of debenture discount (Note 4)                       (606,204)             (193,796)
   Amortization of trademarks and loan fees                          (124,963)             (104,340)
   Foreign currency transaction gain (loss)                              (596)              (10,693)
   Loss on sale of equipment                                          (19,363)              (21,514)
   Other income (expenses)                                             (3,942)                2,807
                                                                -------------         -------------
Total other (expense)                                              (1,298,803)             (965,493)
                                                                -------------         -------------

Loss before income taxes                                           (1,378,430)           (4,626,423)

Provision for income taxes (Note 6)                                         -                     -
                                                                -------------         -------------

Net loss                                                        $  (1,378,430)        $  (4,626,423)
                                                                =============         =============

Net loss per share (basic and diluted) (Note 1)                 $        (.21)        $       (1.16)
                                                                =============         =============

Weighted average common shares outstanding
   (Note 1)                                                         6,530,366             3,985,484
                                                                =============         =============





                 See accompanying notes to consolidated financial statements.

                                    BIG SMITH BRANDS, INC.
                            CONSOLIDATED STATEMENTS OF CHANGES IN
                                    STOCKHOLDERS' DEFICIT
                            YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                            Additional
                                               Common         Paid-in         Accumulated
                                               Stock          Capital           Deficit           Total
                                            -----------    ------------      ------------     ------------

Balance, January 1, 1997                         39,300    $  6,315,818      $ (4,302,874)    $  2,052,244

Discount on convertible debentures (Note              -         800,000                 -          800,000
4)

Conversion of convertible debentures
   into common shares (Note 4)                    2,698          65,802                 -           68,500


Net loss - 1997                                       -               -        (4,626,423)      (4,626,423)
                                            -----------    ------------      ------------     ------------

Balance, December 31, 1997                       41,998       7,181,620        (8,929,297)      (1,705,679)

Conversion of convertible debentures
   into common shares (Note 4)                   29,000       1,602,500                 -        1,631,500

Conversion of accounts payable
   and interest costs into common shares          2,549         378,743                 -          381,292

Debenture issuance cost                               -        (32,096)                 -          (32,096)

Net loss - 1998                                       -               -        (1,378,430)      (1,378,430)
                                            -----------    ------------      ------------     ------------

Balance, December 31, 1998                  $    73,547    $  9,130,767      $(10,307,727)    $ (1,103,413)
                                            ===========    ============      ============     ============











                 See accompanying notes to consolidated financial statements.

                                    BIG SMITH BRANDS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                     1998                   1997
                                                                -------------         -------------

Cash flows from operating activities:
Net loss                                                        $  (1,378,430)        $  (4,626,423)
   Items not requiring cash:
      Depreciation and amortization                                   395,062               375,364
      Loss on sale or impairment of property
         and equipment                                                 19,363                26,457
      Amortization of debenture discount                              606,204               193,796
      Allowance for doubtful accounts                                (195,558)              (72,376)
      Allowance for inventory obsolescence                           (127,096)               49,077
   Changes in assets and liabilities:
      Accounts receivable                                            (127,506)            1,219,030
      Royalties receivable                                                  -             1,195,803
      Inventories                                                      52,338               829,704
      Prepaid expenses                                                 25,183                 3,993
      Other assets                                                    (16,141)              (14,009)
      Accounts payable and accrued expenses                           409,230              (378,439)
      Accrued restructuring and litigation                           (200,572)             (320,439)
                                                                -------------         -------------

          Net cash used in operating activities                      (537,923)             (761,971)
                                                                -------------         -------------

Cash flows from investing activities:
   Proceeds from the sale of property and equipment                     3,075                 1,250
   Purchase of property and equipment                               (126,179)              (65,561)
   Proceeds from temporary investments                                  2,963               137,144
                                                                -------------         -------------

          Net cash (used in) provided by investing
                 activities                                          (120,141)               72,833
                                                                -------------         -------------












(Continued on next page)

                 See accompanying notes to consolidated financial statements.

                                    BIG SMITH BRANDS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 1998 AND 1997


(Continued from previous page)


                                                                     1998                  1997
                                                                -------------         -------------

Cash flows from financing activities:
   Checks outstanding in excess of bank balance                       (95,688)               (7,268)
   Proceeds from long-term debt                                       (50,433)            1,103,840
   Net borrowings (repayments) under line-of-credit
      agreement                                                     1,316,228            (1,038,089)
   Principal payments on long-term debt                              (579,945)             (706,253)
   Proceeds from issuance of convertible debentures                         -             1,700,000
   Increase in deferred finance costs                                (180,371)             (422,453)
   Increase in loan from stockholder                                  250,000                     -
                                                                -------------         -------------

              Net cash provided by financing activities               659,791               629,777
                                                                -------------         -------------

Increase (decrease) in cash                                             1,727               (59,361)

Cash, beginning of year                                               111,190               170,551
                                                                -------------         -------------

Cash, end of year                                               $     112,917         $     111,190
                                                                =============         =============


Supplemental schedule of non-cash investing and financing activities:

Imputed discount on convertible debentures                      $           -         $     800,000

Conversion of convertible debentures into
   common stock                                                 $   1,631,500         $      68,500

Conversion of accounts payable and accrued
   expenses into common stock                                   $     381,291         $           -

Additional cash payment information:
------------------------------------

Interest paid                                                   $     594,604         $     767,817
                                                                =============         =============

Income taxes                                                    $           -         $           -
                                                                =============         =============




                 See accompanying notes to consolidated financial statements.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

Nature of Operations
--------------------

The Company's revenues are predominately earned from manufacture and sale of quality work apparel under a variety of brand names, including Big Smith, Smith Mountain Classics and Big Smith Vintage. During 1998, the Company also introduced its new sportswear line with sales of approximately $1,137,000. The Company extends unsecured credit principally to national chains and local stores throughout the United States and certain manufacturers and distributors in Europe. One unaffiliated customer (Wal-Mart Stores, Inc.), accounted for 55.4% and 45.6% of the Company's operating revenues for the years ended December 31, 1998 and 1997, respectively. Accounts receivable for this customer totaled approximately $1,325,550 and $1,023,000, at December 31, 1998 and 1997,
respectively.

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

Property and Equipment
----------------------

Property and equipment are depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. Depreciation expense for the years ended December 31, 1998 and 1997 was $270,099 and $271,024, respectively.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES (Continued)

Intangibles and Deferred Finance Charges
----------------------------------------

Trademark acquisition costs are being amortized using the straight-line method based upon the economic useful life of fifteen years. Deferred finance charges are recognized using the straight-line method over the term of the related debt, and are included in amortization of trademarks and loan fees. The Company periodically evaluates the carrying value of intangible assets to determine whether any impairment has occurred in the value of such assets. Impairments are recognized when the present value of projected future cash flows is less than their carrying value. See Note 7 regarding certain impairment write downs that were recorded during 1997.

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

Cash and Cash Equivalents
-------------------------

The Company considers highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1998 and 1997.

Revenue Recognition
-------------------

Revenue from sales is recognized when title passes to the customer.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. The Company incurred approximately $153,000 and $87,000 in advertising costs during the years ended December 31, 1998 and 1997, respectively.

Income Taxes
------------

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - INVENTORIES

Inventories at December 31, 1998 and 1997 consisted of the following:


                                                                     1998                  1997
                                                                -------------         -------------

Raw materials                                                   $     656,913         $     760,759
Work-in-process                                                       358,784               440,591
Finished goods                                                      2,325,044             2,064,633
                                                                -------------         -------------

        Total inventories                                       $   3,340,741         $   3,265,983
                                                                =============         =============



NOTE 3 - REVOLVING LINE-OF-CREDIT

                                                                     1998                  1997
                                                                -------------         -------------

Revolving line-of-credit                                        $   3,911,316         $   2,595,088
                                                                =============         =============


At December 10, 1997, the Company secured a revolving loan and credit accommodation allowing for maximum borrowing of $10,000,000 with borrowing levels based upon a specified percentage of eligible accounts receivable, inventories, real property, equipment, and trademarks (see Note 4). The loan bears interest at prime rate plus 1.875% (9.625% at December 31, 1998 and 10.375% at December 31, 1997), and matures in December 2000. At December 31, 1998, the Company has approximately $121,000 available under the entire accommodation with $0 available under the revolving line-of-credit.

The agreement also provides for additional interest under certain circumstances and other stated fees.

The loan is secured by the accounts receivable, inventories, property and equipment, and trademarks. The loan agreement contains a restriction regarding a capital expenditure limit.

                                    BIG SMITH BRANDS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - LONG-TERM DEBT

Long-term debt includes the following notes payable:


                                                                     1998                  1997
                                                                -------------         -------------

6% convertible debentures due 2000 (a)                          $           -         $   1,025,296
Facility loans (b)                                                    743,840             1,103,840
Trademark note (c)                                                     50,000               200,000
Equipment financing (d)                                               118,421               210,239
Other                                                                  22,160                50,720
                                                                -------------         -------------
                                                                      934,421             2,590,095
Less: current maturities                                              379,176               429,609
                                                                -------------         -------------
                                                                $     555,245         $   2,160,486
                                                                =============         =============


Aggregate annual maturities of long-term debt at December 31, 1998 were:

                        1999                                    $     379,176
                        2000                                          555,245
                                                                -------------

        Total future maturities                                 $     934,421
                                                                =============


(a) On April 2, 1997, the Company sold convertible debentures in the principal amount of $1,700,000 to an offshore accredited investor in a private placement. The debentures accrued interest at 6%, mature on March 31, 2000 and were unsecured. After May 15, 1997, the debentures were convertible into common stock of the Company at the option of the holder.

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

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - LONG-TERM DEBT (Continued)

Because at the time of issuance the debenture holder's conversion rights allowed a conversion into common shares with a market value in excess of the debenture principal, this excess at the debenture issuance date of approximately $800,000, was credited to additional paid-in capital. The resulting discount on the debentures is charged to operations as imputed interest. During the year and period ended December 31, 1998 and 1997, $1,631,500 and $68,500, respectively, of convertible debt has been converted into 2,900,000 and 269,842 shares of common stock and the un-amortized portion of the discount of $606,204 at December 31, 1997 has been charged to expense in 1998.

(b) December 10, 1997, the Company obtained a facility loan in the amount of $1,103,840 along with a revolving line-of-credit loan, (see Note 3). The facility loan is secured by real estate, equipment and trademarks of the Company. The loan provides for equal monthly payments over a five year period of time and bears interest at prime plus 1.875% (9.625% and 10.375% at December 31, 1998 and 1997.)

(c) The trademark note is non-interest bearing, payable in annual installments of $100,000 and due April 18, 1999. At December 18, 1998, an exclusive sales territory agreement was granted to the creditor for purchase and sale of Big Smith Branded apparel throughout Italy. In consideration of these rights and privileges, the Company charged the creditor a one-time royalty fee of $50,000 and in return, the creditor reduced the outstanding balance of the debt by the same amount (see Note 8).

(d) The equipment loan bears interest at 9.7% and is payable $7,921 per month including interest through April 20, 2000 and secured by certain equipment.

NOTE 5 - OPERATING LEASES

The Company leases real property under noncancellable operating leases for periods of 36 to 60 months. Rent expense for the years ended December 31, 1998 and 1997 was approximately $165,000 and $123,000, respectively.

Future minimum lease payments at December 1998 were:


--------------------------------------------------------------------------------

               1999                                                   $  98,422
--------------------------------------------------------------------------------
               2000                                                      71,315
--------------------------------------------------------------------------------
               2001                                                      39,168
--------------------------------------------------------------------------------
               2002                                                      40,343
--------------------------------------------------------------------------------
               2003                                                       6,757
--------------------------------------------------------------------------------
               Thereafter                                                     -
--------------------------------------------------------------------------------
               Total future minimum lease payments                    $ 256,005
                                                                      =========
--------------------------------------------------------------------------------


                                    BIG SMITH BRANDS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes includes these components:


                                                                    1998                    1997
                                                                -------------         -------------

Current                                                         $           -         $           -
Deferred                                                                    -                     -
Change in beginning of year valuation allowance                             -                     -
                                                                -------------         -------------
        Total                                                   $           -         $           -
                                                                =============         =============


A  reconciliation  of income tax expense at the statutory  rate to the Company's actual income tax expense is shown below:
                                                                     1998                   1997
                                                                -------------         -------------
Computed at the statutory rate (34%)                            $    (486,272)        $  (1,548,938)
Increase (decrease) resulting from:
   Non-deductible expenses                                             17,446                19,333
   State income taxes and other, net of federal
      tax benefit                                                    (50,036)              (163,289)
   Change in deferred tax asset valuation allowance                   518,862             1,692,894
                                                                -------------         -------------
Actual tax provision                                            $           -         $           -
                                                                =============         =============


The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

Deferred tax assets:                                                 1998                   1997
                                                                -------------         -------------
   Allowance for doubtful accounts                              $      22,702         $      98,970
   Inventories                                                            653                85,050
   Provision for impairment losses on property
      and equipment                                                    60,966                60,966
   Accrued health insurance                                            69,462                71,757
   Accrued compensated absences                                         3,738                     -
   Accrued stock option compensation                                   24,130                17,997
   Accrued restructuring/litigation                                    50,813               129,037
   Net operating loss carryforward                                  3,712,641             2,975,915
                                                                -------------         -------------
                                                                    3,945,105             3,439,692
Deferred tax liabilities:
   Accumulated depreciation                                          (119,596)             (133,045)
                                                                -------------         -------------

Net deferred tax asset before valuation allowance                   3,825,509             3,306,647
                                                                -------------         -------------

Valuation allowance:
   Beginning balance                                               (3,306,647)           (1,613,753)
   Increase during the period                                        (518,862)           (1,692,894)
                                                                -------------         -------------
   Ending balance                                                  (3,825,509)           (3,306,647)
                                                                -------------         -------------

Net deferred tax asset                                          $           -         $           -
                                                                =============         =============



                                    BIG SMITH BRANDS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 - INCOME TAXES (Continued)

The above net deferred tax asset is presented on the balance sheets as follows:


                                                                    1998                   1997
                                                                -------------         -------------

Deferred tax asset - current                                    $      96,555         $     255,777
Deferred tax asset - long-term                                      3,728,954             3,050,870
Valuation allowance                                                (3,825,509)           (3,306,647)
                                                                -------------         -------------
        Net deferred tax asset                                  $           -         $           -
                                                                =============         =============



The Company has unused operating loss carryforwards of approximately $9,520,000 and $7,630,000, at December 31, 1998 and 1997, respectively, which expire principally in 2013 and 2012.

NOTE 7 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally   accepted   accounting   principles  require  disclosure  of  certain
significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Royalties Receivable and Payable
--------------------------------

At December 31, 1998 and 1997, the Company has recorded accrued royalties payable of $664,587 and $665,674 for 1998 and 1997 as a current liability. As discussed in Note 13 the Company is currently involved in various litigation involving purported termination of the Caterpillar licensing agreement, including amounts to be received from licenses for sale of Caterpillar goods manufactured abroad and royalties to be paid to Caterpillar. Management's position is that there will be no payment made regarding the amount of recorded royalties payable. Because the payable is involved in litigation, events could occur in the near term that would materially affect the amount and timing of payments of this account.

Provision for Inventory Obsolescence and Marketability
------------------------------------------------------

At December 31, 1997, the Company had quantities of certain fabric, trim and finished goods that exceeded the current year volume of sales or use. Management reduced the carrying value of these items by approximately $218,000, through a charge included in the 1997 cost of goods sold. The Company sold these goods during 1998.

Reduction of Value of Long-Lived Assets
---------------------------------------

In connection with the restructuring/litigation described in Note 13, the Company had reduced the carrying value of certain building improvements and equipment by approximately $156,000 at December 31, 1997.

                                    BIG SMITH BRANDS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS (Continued)

Self Insurance
--------------

The Company maintains a self-insured health program covering substantially all of its employees. The Company retains the liability for claims amounts up to $25,000 annually for each covered employee and has reinsured the liability for annual claim amounts in excess thereof and $1,000,000 in aggregate with a commercial insurer. Provisions for claims costs are recorded based upon management's estimates of the Company's aggregate liability for claims incurred. Claims payments based on actual claims ultimately filed could differ materially from these estimates.

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

Revenues from Major Products.
-----------------------------

Net sales of overalls accounted for approximately $6.4 million and $7.7 million in 1998 and 1997, respectively.

NOTE 8 - LICENSING AGREEMENTS

The Company has entered into a one year licensing agreement at December 18, 1998, with a company in Italy that will design, manufacture and distribute, throughout Italy, sweaters and jackets bearing the Big Smith trademark, label and/or brand. During the term of this agreement, the company in Italy will also have the exclusive right to sell other apparel products purchased from Big Smith Brands, Inc.

As discussed in Note 13, the Company's license with Caterpillar purportedly has been terminated.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Option Plan
-----------------

Under the Company's stock option plan, 500,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. Options issued through December 31, 1998 carry exercise prices ranging from 27% to 75% of the quoted market price on the date of the grant. The options vest equally over a period of four years following the date of grant and the unexercised portion of the options expires and ceases to be exercisable on the earlier of the fifth year after the date of the grant or specified date following termination of employment.

In 1996, the Company elected to continue measuring compensation cost using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation (benefit) cost recognized for the stock option plan amounted to $(24,575) and $40,300 for 1998 and 1997, respectively. Disclosures about the fair value of options and pro forma disclosures of the effect of measuring compensation based on the fair value method of accounting have not been presented because management believes such values do not have a material effect.

On February 11, 1998, the Board of Directors granted each non-employee member of the Board of Directors an option to purchase 10,000 shares of common stock of the Company. Also, the President of the Company was granted options to purchase 1,000,000 shares of the Company's common stock. A senior advisor to the Company was granted options to purchase 50,000 shares of the Company's stock. The option exercise price at the date of grants is equal to the fair market value of the common stock.

Information related to options is summarized below:


                                                                                       Weighted
                                                                                        Average
                                                                 Number of           Exercise Price
                                                                  Options              Per Option
                                                                -------------         -------------

Outstanding at December 31, 1996 (24,413 exercisable)                 202,650         $         2.77
Granted                                                               110,100                   .47
Exercised                                                                   -                     -
Forfeited                                                             (17,050)                 3.18
                                                                -------------         -------------
Outstanding at December 31, 1997 (67,850 exercisable)                 295,700                  2.04
                                                                -------------         -------------
Granted                                                             1,112,000                   .55
Exercised                                                                   -                     -
Forfeited                                                             (63,900)                 1.97
                                                                -------------         -------------
Outstanding at December 31, 1998 (108,850) exercisable              1,343,800         $         .81
                                                                =============         =============


                                    BIG SMITH BRANDS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

Information related to options outstanding at December 31, 1998:


Exercise price range                                                               $0.42 - $4.00
Number of options:
   Outstanding                                                                         1,343,800
   Exercisable                                                                           108,850
Weighted average exercise price:
   Outstanding                                                                            $  .81
   Exercisable                                                                             $2.50
Weighted average remaining contractual life                                              4 years


At December 31, 1997, the Company had 1,955,000 warrants outstanding that allows the holder to purchase one share of common stock, par value $.01 per share until February 8, 1998 at an exercise price of $4.60 per share. None of the warrants were exercised.

At August 10, 1998, the Company granted 20,000 warrants to accredited investors to purchase the common stock of the Company at an exercise price of $1.00 for a period of five years.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods were used to estimate the fair value of financial instruments:

Cash and Checks Outstanding in Excess of Bank Balance
-----------------------------------------------------

The carrying amount is a reasonable estimate of fair value.

Cash - Foreign
--------------

The carrying amount of cash held in foreign bank accounts is a reasonable estimate of their fair value.

Certificate of Deposit
----------------------

The carrying amount of the certificate of deposit is a reasonable estimate of its face value.

                                    BIG SMITH BRANDS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
                      (Continued)

Notes Payable and Long-term Debt
--------------------------------

Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.


                                        December 31, 1998                         December 31, 1997
                                  -----------------------------           -----------------------------

                                    Carrying           Fair                  Carrying         Fair
                                     Amount            Value                  Amount          Value
                                  ------------    -------------           ------------    -------------

Financial assets:
   Cash                           $    112,917    $     112,917           $    111,190    $     111,190
   Temporary investments                 4,799            4,799                  7,761            7,761
   Certificate of deposit              200,000          200,000                      -                -
Financial liabilities:
   Checks outstanding in
      excess of bank balance           181,596          181,596                277,284          277,284
   Line-of-credit                    3,911,316        3,911,316              2,595,088        2,595,088
   Long-term debt                      934,421          934,421              2,590,095        2,590,095


NOTE 11 - COMMITMENTS

The Company has existing significant purchase commitments of approximately $1,304,000 for raw materials with various scheduled delivery dates in 1999. These obligations will be assigned to Walls Industries, Inc. (see Note 16).

The Company is committed to pay an annual $50,000 facility fee on the revolving loans and credit accommodations to the bank.

NOTE 12 - RELATED-PARTY TRANSACTIONS

The Company purchases some of its raw materials from a corporation whose President is the Secretary of the Company. Such purchases for the years ended December 31, 1998 and 1997 were $468,354 and $224,916, respectively.

In July 1998, a $200,000 certificate of deposit was pledged as collateral for the revolving line-of-credit lender by the Chairman of the Board of Directors. The Company issued a note payable to the Chairman for the repayment of the collateral and has reflected the certificate of deposit and note payable in the December 31, 1998 Balance Sheet.

In December 1998, the Chairman also loaned the Company $250,000 and the Company issued an 8% demand note payable to the Chairman.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 13 - LITIGATION AND RESTRUCTURING

Caterpillar Litigation and Other Related Matters
------------------------------------------------

The Company is currently engaged in litigation in the United States and in Great Britain with Caterpillar, Inc., with respect to the Company's rights to continue to manufacture and sell Caterpillar branded products through December 31, 1999, the expiration date of the license.

There can be no assurance that the outcome of the litigation will be favorable to the Company. If the outcome of the litigation is not favorable, such outcome could have a material adverse effect on the financial condition of the Company.

The Company is involved in pending or threatened litigation in foreign jurisdictions with a number of its foreign distributors in connection with their refusal to pay royalties and accounts receivable for the sales of goods to such distributors. Certain of these distributors have made claims against the Company relating to the effects of the purported termination of the Caterpillar license on their arrangements with the Company.

The Company's attorneys have advised the Company that it has valid claims in these actions for royalties and accounts receivable owing. There can be no assurance that the outcome of these litigations will be favorable to the Company. Additionally, the Company believes that the outcome of these actions, and particularly with respect to any claims against it in these actions, may depend, in part, on the outcome of the Caterpillar litigation.

Restructuring
-------------

Because of the purported termination of the Caterpillar licensing agreement and the resulting litigation discussed above, management adopted a plan to downsize and restructure the Company's operations. This plan included liquidation of the remaining inventory of Caterpillar goods, closure of two manufacturing facilities, sale or transfer of equipment at those facilities, termination or relocation of certain employees and reorganization of the remaining personnel and business structure.

Provisions were accrued in 1997 and 1996 for costs associated with the litigation arising from the Caterpillar agreement and the subsequent restructuring of the Company. Provision with respect to inventory write downs and closeouts were accrued during 1997 and 1996 in cost of goods sold.

                                    BIG SMITH BRANDS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 13 - LITIGATION AND RESTRUCTURING (Continued)

Restructuring (Continued)
-------------------------

Operating expenses were accrued in 1997 and 1996 for the costs of closing domestic and foreign facilities and impairment of property and equipment and other long-lived assets, as well as the costs of litigation and collection of disputed amounts receivable related to the Caterpillar matters.

Activity in the accrued restructuring/litigation liability account during 1998 and 1997 is summarized as follows:


                                                                     1998                  1997
                                                                -------------         -------------

Beginning balance                                               $     330,863         $     651,302
Subsequent adjustments of costs and losses
   recognized                                                               -             1,007,897
Cash paid and noncash amounts utilized                               (200,572)           (1,328,336)
                                                                -------------         -------------

Ending balance                                                  $     130,291         $     330,863
                                                                =============         =============



NOTE 14 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

As discussed in Notes 3 and 13, the Company's liquidity needs could exceed the amount of borrowings available under the existing agreement. The Company has commenced steps to obtain additional sources of liquidity including the sale of additional common stock of $1,100,000 in January 1999. The company also signed an agreement dated February 26, 1999 to sell certain assets and inventory relating to its' workwear line and grant a license to manufacture workwear under the Big Smith label (see Note 16). Management also plans to raise additional equity during 1999. Management believes these actions will provide the necessary capital and cash requirements to ensure the Company's ability to continue as a going concern.

                                    BIG SMITH BRANDS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED, NOT REVIEWED BY INDEPENDENT AUDITORS)


                                                                           Provision
                     Total           Operating                            (Credit)for       Earnings
   Calendar        Operating          Income           Other                 Income        (Loss) per
    Quarter         Revenues          (Loss)          Expenses                Taxes           Share
 ------------    -------------     -------------    ------------         -------------    ------------

1998
  First (1)      $   2,263,917     $    (374,064)   $    762,744         $           -    $       (.23)
  Second (1)         2,541,746          (380,536)        164,398                     -            (.08)
  Third              4,123,616           430,306         180,860                     -             .04
  Fourth             4,280,828           244,667         190,801                                   .06
                 -------------     -------------    ------------         -------------    ------------

                 $  13,210,107     $     (79,627)   $  1,298,803   (2)   $           -    $       (.21)
                 =============     =============    ============         =============    ============

1997
  First          $   1,743,823     $    (491,941)   $    134,151         $           -    $       (.16)
  Second             2,365,784          (488,872)        247,818                     -            (.19)
  Third (3)          4,232,496          (603,061)        217,792                     -            (.21)
  Fourth (3)         4,218,612        (2,077,056)        365,732                     -            (.60)
                 -------------     -------------    ------------         -------------    ------------
                 $  12,560,715     $  (3,660,930)   $    965,493   (2)   $           -    $      (1.16)
                 =============     =============    ============         =============    ============



(1) The first and second quarter operating (loss) is attributable to the increases of selling and administrative expenses associated with the new Big Smith Sportswear line.

(2) Other expenses are comprised primarily of interest and amortization of the debenture discount expense in the amounts of $1,200,200 and $837,987 for 1998 and 1997, respectively. The first quarter of 1998 included $606,204 of converting debenture discount expense arising as a result of the retirement of all of the outstanding convertible debentures.

(3) Operating (loss) reflects provisions approximately of $650,000 and $358,000 for the fourth and third quarters, respectively, for restructuring and litigation costs. Also included in fourth quarter operating results are approximately $304,000 of inventory write downs and accounts payable adjustments charged to costs of goods sold and additional allowance for doubtful accounts of approximately $169,000 charged to bad debts expense.

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - SUBSEQUENT EVENTS

At February 18, 1999, the Company completed a $1,100,000 private placement for 1,100,000 shares of the Company's common stock with two warrants to purchase a share of the Company's common stock at $1.50 and $1.75, respectively. The warrants will have a three-year term. After the completion of the offering, the Company will affect a three-to-one reverse stock split. The number and exercise prices of the warrants will not be adjusted by such stock split.

Upon completion of the exercise of the warrants, the Company will pay the placement agent a consulting fee of $5,000 per month for a period of two years, payable annually in advance. The Company has also agreed to prepare and file a registration statement covering all of the securities in the units including the placement agents securities.

On February 26, 1999, the Company entered into a series of agreements with Walls Industries, Inc. to sell to Walls its workwear manufacturing machinery and entire workwear inventory and raw materials. The Company also will grant Walls a license to manufacture workwear under the Big Smith label.

The purchase price will be computed based upon the appraised value of certain machinery and equipment and the book value of inventory and raw materials at closing. The Company will receive the majority of the purchase price at closing with the remaining amount within thirty-five days after closing. In consideration for a ten-year non-competition agreement, Walls will pay the Company $4,600,000 over an eight-year period with $400,000 due at closing and 400,000 six months thereafter. The transaction is contingent upon stockholder and lender approval.

The following financial information assumes the transaction occurred at December 31, 1998 and represents the assets that would be sold pursuant to the agreement (in thousands):

-----------------------------------------------------------------------
Inventory                                                      $2,809
-----------------------------------------------------------------------
Property and equipment, net                                       321
-----------------------------------------------------------------------

The majority of the proceeds will be applied to the revolving line-of-credit and long-term debt. Workwear represented 86% of the Company's sales in 1998. Management has not estimated pro-forma affect the proposed sale would have had on 1998 operations had the transaction occurred on January 1, 1998 or the effect on the carrying value of the remaining assets and liabilities.

NOTE 17 - RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation. These reclassifications had no effect on reported net loss.

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

(ab)       Warrant to Purchase Common Stock, dated as of April 2, 1997.**

(ac) Letter of Intent, dated February 10, 1998, from D.L. Cromwell Investments, Inc. ("Cromwell") to Willora Company Limited ("Willora") with respect to the conversion of the remaining Debentures.***

(ad) Letter Agreement, dated February 10, 1998, among the Company, Willora and Cromwell, with respect to the conversion of the remaining Debentures.***

(ae) Form of Subscription Agreement with respect to the 1999 private placement offering through D.L. Cromwell Investments, Inc.****

(af) Form of Warrant to Purchase Common Stock with respect to the 1999 private placement offering through D.L. Cromwell Investments, Inc.****

(ag) Form of Placement Agent's Agreement with respect to the 1999 private placement offering through D.L. Cromwell Investments, Inc.****

(ah) Asset Purchase Agreement, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and the Company.****

(ai) Agreement Not to Compete, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and the Company.****

(aj) Agreement Not to Compete, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and S. Peter Lebowitz.****


27         Financial Data Schedule****


--------------------------

    * Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (No. 33-85302), as amended, declared effective on February 8, 1995 ("Form SB-2").

   ** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996, filed on April 15, 1997.

 *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, filed on April 15, 1998.

****       Filed herewith.