Form 10QSB
period 1999-03-31
BIG SMITH BRANDS INC
filed 1999-05-24
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

 X      Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
---     Act of 1934


For the quarterly period ended March 31, 1999
                               --------------

        Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.

                         Commission file number 01-13470

                             BIG SMITH BRANDS, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                  13-3005371
       -------------------------------                   ----------------
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

                         Yes  X                 No
                             ---                   ---

Number of shares of common stock outstanding as of May 17, 1999:  8,613,546
                                                                  ---------

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ---     ---

                                             INDEX



                                                                                         Pages
                                                                                         -----


PART I         FINANCIAL INFORMATION

               Item 1.       Consolidated Financial Statements

                               Balance Sheet  as of  March 31, 1999                          3

                               Statements of Operations for the three
                                 months ended March 31, 1999 and 1998                        5

                               Statement of Stockholders' (Deficit) Equity for the
                                 three months ended March 31, 1999                           6

                               Statements of Cash Flows for the three months
                                 ended March 31, 1999 and 1998                               7

                               Notes to Financial Statements                                 8


               Item 2.       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                          9

PART II        OTHER INFORMATION                                                            20


SIGNATURE                                                                                   24

EXHIBIT INDEX                                                                               25


                                    BIG SMITH BRANDS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                         March 31, 1999
                                          (Unaudited)


                                            ASSETS


CURRENT ASSETS
  Cash                                                                             $33.647
  Temporary investments                                                              7,991
  Accounts receivable, less allowance
    for doubtful accounts of $56,717                                             1,302,917
  Inventories                                                                    3,648,718
  Prepaid expenses                                                                  60,158
                                                                              ------------
        Total current assets                                                     5,053,431
                                                                              ------------

PROPERTY AND EQUIPMENT, At Cost
  Land                                                                              20,000
  Buildings                                                                        600,317
  Equipment                                                                      1,948,221
  Vehicles                                                                          46,471
                                                                              ------------
                                                                                 2,615,009
  Less accumulated depreciation                                                  1,662,673
                                                                              ------------
        Net property and equipment                                                 952,336

OTHER ASSETS
  Security deposits                                                                 41,640
  Certificate of Deposit                                                           200,000
  Non-compete expense, less accumulated amortization of $0.00                      112,554
  Deferred finance charges, less accumulated amortization of $195,650              555,573
  Trademarks, less accumulated amortization of $126,099                            389,761
                                                                               -----------
        Total other assets                                                       1,299,528
                                                                               -----------


           Total assets                                                         $7,305,295
                                                                               ===========


                             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Revolving line-of-credit                                                      $2,784,281
  Current maturities of long-term debt                                             284,176
  Checks outstanding in excess of bank balance                                      67,821
  Accounts payable                                                               2,711,878
  Accrued restructuring/litigation                                                  81,053
  Accrued litigation workwear                                                        2,141
  Accrued expenses                                                                 418,251
  Note Payable Stockholder                                                         250.000
                                                                              ------------
        Total current liabilities                                                6,599,061
                                                                              ------------

(Continued on next page)







(Continued)                         BIG SMITH BRANDS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                         March 31, 1999
                                          (Unaudited)


LONG-TERM DEBT
  Long-term debt                                                                   574,056
  Litigation/Royalties                                                             664,587
  Note payable - stockholder                                                       200,000
                                                                              ------------
        Total Long-term debt                                                     1,438,633
                                                                              ------------

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value; authorized 10,000,000 shares:
    issued and outstanding 8,613,546 shares                                         86,135
  Additional paid-in capital                                                    10,088,910
  Accumulated Deficit                                                         (10,907,444)
                                                                              ------------
        Total stockholders' deficit                                              (732,399)
                                                                              ------------

           Total liabilities and stockholders' deficit                         $ 7,305,295
                                                                              ============

See Notes to Consolidated Financial Statements


                                    BIG SMITH BRANDS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                          (Unaudited)


                                                       1999                  1998
                                                       ----                  ----

NET SALES                                          $ 2,132,322          $ 2,263,917

COST OF GOODS SOLD                                   1,817,537            1,802,510
                                                   -----------          -----------

GROSS PROFIT                                           314,785              461,407
                                                   -----------          -----------



OPERATING EXPENSES
  Selling                                              315,859              366,991
  General and administrative                           348,932              468,480
                                                   -----------          -----------
                                                       664,791              835,471
                                                   -----------          -----------



LOSS FROM OPERATIONS                                  (350,006)            (374,064)
                                                   -----------          -----------



OTHER INCOME (EXPENSE)
  Miscellaneous expense                               (120,361)             (34,754)
  Amortization of debenture discount                                       (606,204)
  Interest expense                                    (129,348)            (121,786)
                                                   -----------          -----------
                                                      (249,709)            (762,744)
                                                   -----------          -----------



LOSS BEFORE INCOME TAXES                              (599,715)          (1,136,808)

PROVISION FOR INCOME TAXES                                   0                    0
                                                   -----------          -----------

NET LOSS                                           $  (599,715)         $(1,136,808)
                                                   ===========          ===========

NET LOSS PER SHARE                                 $     (0.07)         $     (0.16)
                                                   ===========          ===========


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                 8,613,546            4,829,844
                                                   ===========          ===========


See Notes to Consolidated Financial Statements

                                    BIG SMITH BRANDS, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                               THREE MONTHS ENDED MARCH 31, 1999
                                          (Unaudited)




                                         Common Stock,
                                        $.01 par value


                                                                         Additional     Retained
                                                             Common        Paid-in       earnings
                                              Shares          Stock        capital      (deficit)        Total
                                              ------          -----        -------      ---------        -----

Balance (deficit), January 1, 1999           7,354,683      $ 73,547    $ 9,130,767  $(10,307,727)    $(1,103,413)

Debit Issuance Costs                                                         (8,268)                       (8,268)

Private Placement with warants               1,100,000        11,000        968,000                       979,000

Conversion of Accounts Payable
 Info Common Stock                             158,863         1,589         (1,589)                            0

Net loss- March 31, 1999                         -              -             -          (599,717)       (599,717)
                                         -------------  ------------  -------------  ------------     -----------

Balance (deficit), March 31, 1999            8,613,546  $     84,547  $  10,088,910  $(10,907,444)    $  (732,398)








See Notes to Consolidated Financial Statements

                                       BIG SMITH BRANDS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                             (Unaudited)



                                                         1998             1997
                                                         ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $     (599,715)       $(1,136,808)
  Items not requiring cash:
    Depreciation and amortization                           119,026             97,119
    Amortization of debenture discount                                         606,204
  Changes in:
    Accounts receivable                                  (1,025,815)           829,143
    Inventories                                             307,977         (1,116,441)
    Prepaid expenses                                        (62,645)          (125,514)
    Other assets                                            131,604             14,559
    Accounts payable and accrued expenses                   107,153             47,964
                                                     --------------        -----------
       Net cash used in operating activities             (1,022,415)           (773,775)
                                                    --------------        -----------



CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (4,506)            (6,630)
  Reductions of temporary investments                         3,192             70,649
                                                       ------------        -----------
      Net cash provided (used) in investing activities       (1,314)            64,019
                                                       ------------        -----------



CASH FLOWS FROM FINANCING ACTIVITIES
  Checks outstanding in excess of bank balance             (113,775)           273,342
  Net borrowings (repayments) under line-of-credit
    agreement                                             1,127,035           (132,622)
  Principal payments on long-term debt                      (18,801)           (14,834)
                                                      -------------      -------------
      Net cash provided by financing activities             944,459            125,886
                                                      -------------      -------------

DECREASE IN CASH                                            (79,270)          (134,759)

CASH, BEGINNING OF PERIOD                                   112,917            170,551
                                                      -------------      -------------

CASH, END OF PERIOD                                   $      33,647      $      35,792
                                                      =============      =============


                                    BIG SMITH BRANDS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Company
----------------------

Big Smith Brands, Inc. (the "Company") manufactures and sells quality work apparel and sportswear under a variety of brand names, including Big Smith, Smith Mountain Classics and Big Smith Vintage. The Company markets its products to national chains and local stores worldwide.

Significant Accounting Policies
-------------------------------

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

NOTE 2:  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended December 31, 1998, which are included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations, stockholders' equity and cash flows for the three month period then ended.

The results of operations for the period ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."


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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

               Forward  Looking-Statements.  When  used  in this  report,  press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the sportswear, childrenswear and ladieswear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to the Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


PRO FORMA FINANCIAL INFORMATION

        On April 20, 1999 a majority of holders of the 7,354,683 shares entitled to vote at the Annual Meeting of Stockholders voted in favor of a sale of the workwear business to Walls Industries, Inc., Cleburne, Texas and on April 22, 1999, we completed the sale of our workwear product lines to Walls. We have sold to Walls our entire inventory of workwear products and raw materials along with the machinery and equipment used in the manufacture of those workwear products (excluding only certain computer equipment). We leased Walls our facilities in Carthage, Missouri and will allow Walls to use certain of our retained computer equipment while they are involved in the transition of the business from us to them. Walls has assumed our leases for properties used in the manufacture and distribution of workwear products and has hired substantially all of our employees who were involved in our workwear business. We retained substantially all of the assets currently used in our sportswear business, and we also retained our childrenswear products.

        In addition, we transferred all of our trademarks at closing to a subsidiary, Big Smith Holdings, Inc. ("Holdings"). Holdings has granted to Walls a royalty-free, perpetual license to use the Big Smith trademark and certain related tradenames in connection with the manufacture, sale and licensing of workwear products. Holdings granted to us a royalty-free, perpetual license to use the Big Smith trademark and certain related tradenames for sportswear and, subject to certain approval rights of Walls, for all other purposes. Any other licenses granted by Holdings will require the unanimous vote of its Board of Directors including one director appointed by Walls.

        Because of this transfer of our workwear business at the beginning of the second fiscal quarter of 1999, the actual results of operations for the first fiscal quarter do not accurately reflect our current financial position or what may be expected for our future. The following pro forma financial information is based on our unaudited Financial Statements and the related Notes thereto for the three months ended March 31, 1999 appearing in this quarterly report. This pro forma financial information is presented to assist you in analyzing the impact of the sale and license to Walls on our Balance Sheet and Statement of Operations. You should not assume, however, that the following pro forma information reflects what our financial condition or results of operations actually would have been if the sale and license to Walls had occurred on March 31, 1999 (Balance Sheet) or April 1, 1999 (Statement of Operations).

                             BIG SMITH BRANDS, INC.
                            Pro Forma Balance Sheet
                                 March 31, 1999

                                     ASSETS

CURRENT ASSETS                                                                                         After
                                   March 31, 1999   Sale of Assets    Other          Non-Compete    Transaction   Note #

Cash                               $     33,647     $                 $  32,000      $  400,000    $    465,647   1,3a &3c
Temporary Investments                     7,991                                                           7,991

Accounts Receivable, less allowance
  for doubtful accounts of $56,717    1,302,918          (90,000)                                     1,302,918
Due from Seller - Miami Security Deposits                                 4,060                           4,060      3c
A/R Non-Compete                                                                         400,000         400,000       1
A/R Rental Income                                                        22,000                          22,000    3a & 3b
Inventories                           3,648,718       (3,209,357)                                       439,361      2a
Prepaid Expenses                         60,157                                                          60,157
                                 --------------     -------------    ----------      ----------    ------------
  Total current assets                5,053,431       (3,299,357)        58,060         800,000       2,612,134
                                 --------------     -------------    ----------      ----------    ------------

PROPERTY AND EQUIPMENT, At Cost
Land                                     20,000                                                          20,000
Buildings                               600,317          (11,000)                                       589,317      2b
Equipment                             1,918,221       (1,462,030)                                       486,191      2b
Vehicles                                 46,471          (46,471)                                        46,471     2b
                                 --------------     -------------    ----------      ----------    ------------
                                      2,615,009       (1,473,030)                                     1,141,979
Less accumulated depreciation        (1,662,673)       1,239,611)                                      (423,061)    2b
                                 --------------     -------------    ----------      ----------    ------------
  Net property and equipment            952,336         (233,419)                                       718,918
                                 --------------     -------------    ----------      ----------    ------------

OTHER ASSETS
Certificate of Deposit                  200,000                                                         200,000
Security Deposits                        41,640                          (4,970)                         36,670     3c, 4
Deferred finance charges, less
  accumlated amortization of $195,650   555,572                                                         555,572
Trademark, less accumulated
 amortization of  $126,099              389,760                                                         389,760
                                 --------------     -------------    ----------      ----------    ------------
  Total other assets                    112,551                          (4,970)                        112,551
                                 --------------     -------------    ----------      ----------    ------------
Total Assets                        $ 7,305,293      $(3,487,776)     $  53,090      $  800,000    $  4,665,637
                                 ==============     =============    ==========      ==========    ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Revolving line-of-credit            $ 2,784,281      $(1,962,506)     $              $             $    821,775      2c
Current maturities of long term debt    284,176         (160,952)                                       123,224      2c
Checks outstanding in excess of bank
 balance                                 67,821                                                          67,821
Accrued restructuring/litigation         81,053                                                          81,053
Deferred income                                                          22,000                          22,000   1, 3a & 3b
Accrued royalties                       664,588                                                         664,588
Account Payable                       2,711,875         (710,528)        30,060                       2,031,407     2c,3a
Accrued Expenses                        419,852          (48,759)                                       371,093
Note payable-stockholder                250,000         (250,000)                                             0
                                 --------------     -------------    ----------      ----------    ------------
  Total current liabilities           7,263,646       (3,132,745)        52,060                       4,182,961
                                 --------------     -------------    ----------      ----------    ------------

LONG-TERM DEBT                          774,046         (389,702)           -                -          536,630
                                 --------------     -------------    ----------      ----------    ------------

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value; authorized
  10,000,000 shares: issued and          86,135                                                         86,135
  outstanding 8,613,546
Additional paid-in capital           10,088,910                                                     10,088,910
Accumulated Deficit                 (10,907,444)          29,701          1,030         800,000    (10,076,713)
                                 --------------     -------------    ----------      ----------    ------------
  Total stockholders' deficit          (732,399)          29,701          1,030         800,000         98,332
                                 --------------     -------------    ----------      ----------    ------------
     Total liabilities and           $7,305,293      $(3,198,505)     $  53,090      $  800,000    $ 4,959,878
                                 ==============     =============    ==========      ==========    ============

                             BIG SMITH BRANDS, INC.
                        PRO FORMA STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 1999



                                                                   Sale of                                 After
                                     March 31, 1999  Adjustments    Assets       Other       Non-Compete   Transaction   Note #
                                     --------------  -----------    ------       -----      -----------    -----------   ------


Net Sales                             $2,132,332    $ (1,909,290) $         0  $         0   $        0     $  223,032

Cost of Goods Sold                     1,817,537      (1,524,318)                               293,219
                                     -----------    ------------  -----------  -----------   ----------    -----------

Gross Profit                             314,785        (384,972)           0            0            0        (70,187)
                                     -----------    ------------  -----------  -----------   ----------    -----------


Operating Expenses

Selling                                  315,859        (223,758)           0            0            0         92,101       4

General & Administrative                 348,932        (240,763)           0           60            0        108,229       3a

Bad debts                                      0                                                      0              0
                                     -----------    ------------  -----------  -----------   ----------    -----------

Total operating expenses                 664,791        (464,521)           0           60            0        200,330
                                     -----------    ------------  -----------  -----------   ----------    -----------

Gain/(Loss) from operations             (350,006)        (79,549)           0          (60)           0       (270,517)
                                     -----------    ------------  -----------  -----------   ----------    -----------


Other Income (Expenses)
Royalty Income                                 0                                                                     0
Interest income                                0                                                                     0
Interest expense                        (129,348)         74,913                                               (54,435)
Non-compete income                                                                              800,000        800,000       1
Rental Income                                                                       54,000                      54,000    3a & 3b
Gain/(Loss) sale of assets                                             29,701                                   29,701       2b
Amortization of trademarks and loan fees (47,725)                                                              (47,725)
Amortization of debenture discount             0               0                                                     0
Depreciation                             (71,301)                                                              (71,301)
Loss on sale of equipment                      0               0                                                     0
Other income                              (1,235)              0                                                 1,235
                                     -----------    ------------  -----------  -----------   ----------    -----------
                                        (249,609)         74,913       29,701       54,000      800,000        709,005
                                     -----------    ------------  -----------  -----------   ----------    -----------
Gain/(Loss) before Income Taxes         (599,615)        154,462       29,701       53,940      800,000        438,488

Provision for Income Taxes                     -               -           -             -            -              -
                                     -----------    ------------  -----------  -----------   ----------    -----------


  Net Gain/(Loss)                    $  (599,615)   $    154,462  $    29,701      $53,940   $  800,000    $  438,488
                                     ===========    ============  ===========  ===========   ==========    ==========

Net Gain/(Loss) per share            $     (0.07)                                                          $     0.05
                                     ===========                                                           ==========

Weighted Average
Common shares outstanding              8,613,546                                                            8,613,546
                                     ===========                                                           ==========


                             Big Smith Brands, Inc.
                     Notes To Pro Forma Financial Statements
                                December 31, 1998

1.      Accounting treatment for the transaction:

        The various elements of the transaction were recorded in their entirety as though the transaction had been consummated as of March 31, 1999 (Balance Sheet) and April 1, 1999 (Statement of Operations). In most instances the various elements of the transaction were recorded on a cash basis. At March 31, 1999, approximately $3,128,206 would have been due upon the closing of the transaction (the "Closing") for the workwear inventory and fixed assets. The payments under the non-compete agreement extend over a period of eight (8) years, with $400,000 due upon Closing and an additional $400,000 due six (6) months thereafter. Walls Industries, Inc., Cleburne, Texas ("Walls") will rent certain retained computer equipment at $10,000 per month for a minimum of three
(3) months. Walls will also rent the Company's facilities in Carthage, Missouri for $2,000 per month for a minimum of twelve (12) months. The first month's rent for the Carthage, Missouri facilities and three (3) months computer rental payments aggregating $32,000 are due at Closing. The assumption of the leases for the Miami, Oklahoma facilities will effect the return of the $4,060 security deposits relating thereto. All expenses related to the transaction were recorded. At March 31, 1999, the total cash due at Closing would have been $3,530,829.

        The consummation of the transaction also affected the outstanding revolving line-of-credit and principal balances with NationsCredit Commercial Funding, a NationsBank Company ("NationsCredit"). As a result of the transaction, the revolving line-of-credit and the term loan was reduced to $1,970,474 and $554,797 respectively, leaving a total balance due NationsCredit of $2,525,271. This transaction effected a reduction of the Company's monthly interest and loan payments of approximately $20,000.

        The actual working capital deficit for the year ended March 31, 1999 was $1.55 million. If the transaction had been consummated as of March 31, 1999, the working capital deficit would have been $1.57 million.

2.      The federal income tax consequences of the transaction:

        Non-compete income                                            $800,000
        Rental income                                                   54,000
        Related expenses                                               (30,060)
        Security deposits                                                 (910)
         Gain on sale of assets                                         29,701
                                                                   -----------
        Income before income taxes                                     852,740

        Provision for income taxes                                     285,000
         Benefit from NOL carryforward                                (285,000)
                                                                      --------
        Net income tax expense                                               0
                                                                      --------
               Net Income                                             $852,740
                                                                      ========

        The Company currently has net operating loss carryforwards of $3,825,509 which should be sufficient to offset all income received under the non-compete agreement.

3.      Notes to transaction recorded:

        1. The Company will grant to Walls a royalty-free, perpetual license to use the "Big Smith" trademark and certain related tradenames in connection with the manufacture, sale and licensing of workwear products. In consideration for the Company entering a ten-year non-compete agreement, Walls will pay the Company a total of $4,600,000, as follows:

                             Year 1                $800,000
                             Year 2                $700,000
                             Year 3                $700,000
                             Year 4 $600,000
                             Year 5                $600,000
                             Year 6                $400,000
                             Year 7                $400,000
                             Year 8 $400,000

               Year one (1) payment is $400,000 at Closing and the remaining $400,000 is due and payable six (6) months thereafter. The subsequent year payments will be due and payable on the anniversary of the Closing.

        2.     Sale of Assets:

               a.     Workwear:
                             Work in process                       $   358,784
                             Piece goods                               353,792
                             Trim                                      303,121
                             Finished Goods                          2,193,660
                                                                   -----------

                      Total                                        $ 3,209,357
                                                                   ===========

               The above figures are based on Company records as of March 31, 1999. The inventory has been financed by NationsCredit at an advance rate of sixty percent (60%). At March 31, 1999, the payment due to NationsCredit on the sale of the inventory would have been $1,925,614. The Company has further agreed with NationsCredit to reduce the revolving line-of-credit by $1,962,506. These payments will reduce the Company's revolving line-of-credit with NationsCredit to $821,775 and also will reduce the Company's interest costs.

               b.     Machinery and equipment:
                             Factory Equipment                      $1,127,371
                             Furniture & Fixtures                      345,659
                             Trucks                                     46,471
                                                                    ----------
                      Subtotal                                      $1,473,030
                             Less depreciation                      $1,239,611
                                                                    ----------

                      Total                                         $  233,419
                                                                    ==========

               Walls will pay to the Company for the assets purchased a price that includes the appraised value (on a liquidated basis) of the machinery and equipment sold which, at March 31, 1999, would have been $263,120. At March 31, 1999, the net gain on the sale of the machinery and equipment would have been $29,701.

               The Company's obligation at March 31, 1999 to NationsCredit on the term loan portion of the Credit Facility against the machinery and equipment would have been $411,600, with a remaining loan availability of $138,340. The original principal amount of the loan was based on the forced liquidation value of machinery and equipment at December 10, 1997 of $686,000, with an advance of eighty percent (80%) and repayment over five (5) years. The Company has been repaying the loan at the average rate of $9,146 per month. At March 31, 1999, the pro forma repayment to NationsCredit for the portion of the term loan based on the value of the trademarks would have been $143,197. The Company currently has one (1) other long-term obligation to NationsCredit on the term loan portion of the credit facility against the Carthage, Missouri real property of $117,000 with a monthly payment of $2,600.

               c. On a pro forma basis as of March 31, 1999, the cash received for the sale of the Inventory and Machinery and Equipment would have been $3,128,206. The distribution and application of the cash received would have been as follows:

                      Revolving line-of-credit                      $1,962,506
                      Machine & Equipment and Trademark loans          554,797
                      S. Peter Lebowitz loan                           250,000
                      Accounts Payable                                 312,144
                      Other Accrued expenses                            48,759
                                                                    ----------

                             Total Distribution                     $3,128,206

                      The first funds received pursuant to the non-compete agreement and the rental income will be applied to working capital. All accounts receivable, $1,302,918 at March 31, 1999, are security for the credit facility with NationsCredit, and are expected to generate additional working capital availability of approximately $195,438.

        3.     Rental Income and Miami Security Deposit:

               a.     Computer Rental:
                      Walls has agreed to rent the AS400 computer and RLM program for a period of at least three (3) months at $10,000 per month. The Company expends $10,020 on the lease and service contract resulting in a loss of $20 per month.

               b.     Building occupancy:
                      Walls has agreed to rent all of the Company's real property located in Carthage, Missouri at a monthly rental of $2,000 for at least twelve (12) months. This monthly payment will be used to offset certain other costs related to the ownership of this real property.

               c.     Miami, Oklahoma Security Deposits:
                      Walls has agreed to assume both of the leases covering the Miami, Oklahoma facilities. Accordingly, all deposits relating to these facilities will be refunded to the Company.

        4.     Outlet and Retail Stores:

               Other than the outlet store located in Carthage, Missouri which is now being operated by Walls, the Company will retain ownership of the outlet and retail stores and the leaseholds on the leased properties related to these stores. The security deposits on the Monett, Missouri and the Miami, Oklahoma outlet stores aggregating $910 will be applied to last month's rents. The two retained workwear outlet stores have been closed. The Miami, Florida retail store will remain open for business.

ACTUAL RESULTS

Going Concern

        Our viability as a going concern is dependent upon our ability to raise sufficient working capital and to meet any liquidity needs that may exceed our availability under the Credit Facility. We experienced a loss from operations in 1998 and had a working capital deficit at December 31, 1998. We also experienced a loss from operations of $599,715 for the fiscal quarter ended March 31, 1999 and had a working capital deficit of $1.55 million at March 31, 1999. Also, our liquidity needs could exceed the amount of borrowings available under our Credit Facility. See " -- Liquidity and Capital Resources" and "Legal Proceedings--Caterpillar Litigation."

General

        The discussion and analysis set forth below is for the three months ended March 31, 1999 and March 31, 1998. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended March 31, 1999, was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The three-month results of operations are not necessarily indicative of the results of operations you may expect for the full year for reasons including, without limitation, the consummation of the Walls Sale and License as we have discussed above.

Overview

        Following the consummation of the Walls Sale and License, our business plan now focuses on refining our retained product lines and increasing merchandising, sales and marketing of those retained products, particularly our sportswear products. In order to achieve our objectives, our strategy currently includes: (i) negotiating a joint venture for the design, manufacture, marketing, sales and sourcing of Big Smith branded sportswear, (ii) continuing enhancement of our retained product lines and (iii) increasing the value of the Big Smith trademarks through direct consumer advertising. We plan to subcontract all manufacturing and production activities for the foreseeable future but to retain test and quality assurance functions until all subcontractors can be certified with respect to quality. We have also signed a licensing agreement with Amita, srl, an Italian company, for the production of sweaters and outergarments to complement our sportswear products.

        We have secured a facility to serve as executive office and warehouse space in Deerfield, Florida. The executive office will be moved there and we will begin warehouse operations at this facility this fall.

        Our sportswear line is a full line of young men's top and bottomwear. Currently, our sportswear products are sold through apparel stores such as Gadzooks, J.C. Penney, Jean Country, Delia and Urban Outfitter. We are currently in the process of developing a business plan to introduce a line of ladieswear as a complement to our sportswear and childrenswear. We expect the ladieswear products to benefit from the value of the Big Smith trademark in the workwear and sportswear markets as well as our merchandising and marketing experience and relationships in the apparel industry.

        Prior to 1997 a substantial portion of our resources and efforts were devoted to developing products under the licensed Caterpillar label. In June 1996 Caterpillar sought to terminate the license and we decided to refocus our energies on products under our own labels. Since June 1996, we have focused on the development of products under our Big Smith labels.

        We have incurred substantial losses from operations, including losses from operations during the three months ended March 31, 1999, and had a working capital deficit of $1.55 million and an accumulated deficit of $732,399 at March 31, 1999. As a result, our Financial Statements are qualified by a going concern opinion. We believe that the total income to be realized from the Walls Sale and License will be sufficient to permit us to continue as a going concern.

        On December 10, 1997, we obtained a revolving line-of-credit and term loan credit facility (the "Credit Facility") with NationsCredit Commercial Funding, a NationsBank Company ("NationsCredit") allowing for maximum availability of $7,000,000, after an amendment related to the consummation of the Walls Sale and License, based on a specified percentage of eligible accounts receivable, inventories and real property. At December 31, 1998 and March 31, 1999, we had approximately $121,816 and $85,110, respectively, of unused availability under the total credit facility. On April 23, 1999, after the consummation of the Walls deal, our availability under the Credit Facility was $75,000. The amount outstanding under the Credit Facility as of March 31, 1999 was $2.78 million, with $2.09 million on the revolving line-of-credit and $690,000 under the term loan portion of the Credit Facility. After the consummation of the Walls Sale and License, the amount outstanding under the Credit Facility was $821,775, with $704,775 on the revolving line-of-credit and $117,000 under the term loan portion. The loan bears interest at prime rate plus 1.875% (9.625% at March 31, 1999) and matures in December 2001. The agreement also provides for additional interest under certain circumstances and other fixed fees payable. The loan is secured by all of our retained assets which includes, without limitation, accounts receivable, inventories and property and equipment.

        Eighty percent of our sales of sportswear are to three customers. Sales to Gadzooks, J.C. Penney and Jean Country of sportswear products represented approximately 39%, 22% and 20%, respectively, of our net sales of sportswear for the year ended December 31, 1998 and 35%, 0% and 0%, respectively, for the three months ended March 31, 1999. If any one or more of these three customers were to cease or materially reduce its purchases from us, the financial condition of the Company might be materially adversely affected. We have significant pending orders for sportswear from two customers, Delia and Urban Outfitters. We expect sales to these customers to continue and we will continue to enhance our product line and increase the value of the Big Smith trademark through direct advertising.

        The majority of our sales of childrenswear are to three customers. Sales to Busy Bee, Midstates, Inc. and Whealtbelt of childrenswear products represented approximately 19%, 12% and 20%, respectively, of our net sales of childrenswear for the year ended December 31, 1998 and 7%, 9% and 11%, respectively, for the three months ended March 31, 1999. If any one or more of these three customers were to cease or materially reduce its purchases from us, the financial condition of the Company might be materially adversely affected. We intend to continue to broaden the customer base for our childrenswear products, lessening the concentration in any one customer or small group of customers. The Company has secured the employment of a well seasoned childrenswear salesman with numerous years of experience.

        The Company is currently developing a business for the contracted manufacture and sale of ladieswear products in the same or similar channels of distribution through which it currently sells its sportswear products.

        Our sales of workwear have been generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality was due to an increase in sales of winter weight garments, which sell at higher prices, combined with continued sales of regular weight garments. This seasonality had a significant impact on our cash flow because our inventory levels tended to increase during the summer months in preparation for anticipated higher sales levels in September, October and November. With the consummation of the Walls Sale and License, we believe that our continuing business will be less subject to seasonal variation than it historically has been. Our sportswear and childrenswear products sell at a generally constant rate with some acceleration of sales in the spring and fall.

        In the following discussion, the figures presented for Big Smith workwear and other branded workwear include our childrenswear which we have retained. For the year ended December 31, 1998, childrenswear represented 1.4% of net sales. For the three months ended March 31, 1999, childrenswear represented 1.5% of net sales.

        The following discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this quarterly report.

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

        Net sales, for the three months ended March 31, 1999 decreased by $.13 million, or 5.8%, to $2.13 million from $2.26 million for the three months ended March 31, 1998. Net sales for the three months ended March 31, 1999 of Big Smith sportswear, Big Smith workwear and other branded workwear and private label products were $.19 million, $1.72 million and $.22, respectively, as compared with $.22 million, $1.83 million and $.21 million, respectively, for the three months ended March 31, 1998. The decrease in sales resulted from the sale of last season's sportswear inventory at a reduced rate.

        Gross profit for the three months ended March 31, 1999 was $.31 million, or 14.76% of net sales, compared to $.46 million, or 20.4% of net sales, for the three months ended March 31, 1998. The decrease in gross profit percentage was primarily due to the sale of prior season's sportswear inventory at cost or at a smaller profit margin. For the three months ended March 31, 1999, Big Smith sportswear, Big Smith workwear and other branded workwear and private label products accounted for 8.9%, 80.7% and 10.4% of net sales, respectively, as compared with 9.7%, 81% and 9.3% of net sales, respectively, for the three months ended March 31, 1998.

        Selling expenses decreased by $.06 million to $.31 million, or 14.8% of net sales, for the three months ended March 31, 1999, from $.37 million, or 16.2% of net sales, for the three months ended March 31, 1998. This decrease in selling expenses resulted principally from a reduction in sales personnel and a redistribution of sales responsibility among existing administrative personnel. General and administrative expenses were $.35 million, or 16.3% of net sales, during the three months ended March 31, 1999, compared with $.47 million, or 20.7% of net sales, for the three months ended March 31, 1998. The decrease in the general and administrative expenses as a percentage of net sales was primarily due to restructuring of the accounting department and a continued decrease in travel and entertainment expenses.

        On March 19, 1998, the holders of the Company's 6% Convertible Preferred Debentures due March 31, 2000 (the "Debentures") converted the remaining $1.63 million of the Debentures into 2,900,000 shares of Common Stock resulting in a charge to earnings of $.61 million of related discount during the three months ended March 31, 1998.

        The Company's interest expense for the three months ended March 31, 1999 was $.13 million, or 6.1% of net sales, as compared with $.12 million, or 5.3% of net sales, for the three months ended March 31, 1998. The increase in interest expense was primarily due to financing of raw materials for the workwear line through a line of credit with Actrade, a longtime supplier to the Company.

        As a result of the foregoing, the Company's net loss for the three months ended March 31, 1999 was $.60 million compared to a net loss of $1.14 million for the three months ended March 31, 1998. Excluding the non-recurring convertible debenture amortization discount of $.61 million, the Company's net loss for the three months ended March 31, 1998 was $.53 million.

Year 2000 Compliance

        We have initiated a Company-wide program to prepare our computer systems and applications for year 2000 compliance. We expect to incur internal staff costs as well as other expenses necessary to prepare our systems for the year 2000 ("Y2K"). We expect to replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. Specifically, our accounting software must be upgraded to be Y2K compliant, the payroll system will be Y2K compliant upon the purchase of a new personal computer unit and the Electronic Data Information system, through which major customers electronically order merchandise and invoices are electronically issued, is currently Y2K compliant. We estimate the total cost of this effort to be approximately $75,000.

Liquidity and Capital Resources

        The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility. The Company experienced a loss from operations during the three months ended March 31, 1999 and in 1998 and 1997 and had a working capital deficiency at March 31, 1999, December 31, 1998 and December 31, 1997. Also, the Company's liquidity needs could exceed the amount of borrowings available under the Credit Facility. At March 31, 1999, December 31, 1998 and December 31, 1997, working capital deficiency was approximately $1.55 million, $2.5 million and $1.5 million, respectively, primarily as a result of the purported termination effective in January 1997 by Caterpillar, Inc. ("Caterpillar") of the Company's license to manufacture and sell workwear under the Caterpillar label (the "Caterpillar Termination"). As a result, the Company has faced an on-going liquidity need. Working capital also may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances. The Company has taken several steps to obtain additional sources of liquidity.

        The net proceeds of the proceeds of the Walls Sale and License improved our capital structure. Additionally, the Walls Sale and License removes the overhead and interest costs associated with the low-potential workwear business allowing us to concentrate on the higher-margin sportswear business.

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

        On February 18, 1999, the Company received the proceeds of a private placement offering of 1,100,000 units (the "Units") of the Company's securities, with each Unit consisting of one share of the Company's Common Stock and two warrants each to purchase one share of the Company's Common Stock, one of which is exercisable at a price of $1.50 per share and the second of which is exercisable at a price of $1.75 per share. The warrants have a three-year term. Cromwell was the placement agent for the offering. The Company paid Cromwell a commission of 11% of the total aggregate purchase price and Cromwell also received warrants to purchase 110,000 Units of the Company's securities as described above at an exercise price of $1.20 per Unit. Pursuant to the terms of the offering, we will effect a one for three reverse stock split. The terms of the offering provided that the number and exercise prices of the warrants would not be adjusted by virtue of the reverse stock split. As a result, the Company believes that the holders of a substantial portion of the warrants will exercise their warrants and that the Company will realize further proceeds from such exercises.

        In 1998, the Company financed its operations primarily with borrowings under its Credit Facility with NationsCredit. Cash used in operating activities totaled $1.02 million for the three months ended March 31, 1999 as compared with cash used in operating activities of $0.77 million for the three months ended March 31, 1998. This increase reflected primarily the buildling up of inventory and the reduction of payables. The Company typically experiences negative cash flow from operations during the first half of each year due to the build-up of inventory in preparation for increased sales volume in the second half of each year.

Capital Expenditures

        Capital expenditures totaled $12,077 for the three months ended March 31, 1999. These expenditures consisted primarily of improvements to the executive offices in Boca Raton, Florida to facilitate moving the accounting department into those offices. The Company anticipates further capital expenditures in 1999 connected with leasing and occupying the Deerfield, Florida executive office and warehouse facility.

Intangible Assets

        In 1995, the Company purchased the Big Smith trademark from Amita, srl in the seven countries in Europe for which the Company did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years. A final payment of $50,000 is due in September 1999.

Seasonality

        The Company's sales of workwear have been generally higher in the last six months of the year as compared to the first six months of the year both in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality was due to an increase in sales of winter weight garments, which sell at higher prices, combined with continued sales of regular weight garments. This seasonality has had a significant impact on the cash flow of the Company because the Company's inventory levels tended to increase during the summer months in preparation for anticipated higher sales levels in September, October and November. With the consummation of the Walls Sale and License, the Company believes that its continuing business will be less subject to seasonal variation than it historically has been. The Company's sportswear, ladieswear and childrenswear products sell at a generally constant rate with some acceleration of sales in the spring and fall.

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

(af) Form of Warrant to Purchase Common Stock with respect to the 1999 private placement offering through Cromwell.****

(ag) Form of Placement Agent's Agreement with respect to the 1999 private placement offering through Cromwell.****

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

**** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, filed on March 29, 1999.

*****     Filed herewith.

         (b)      Reports on Form 8-K.

                                      None.

                                    SIGNATURE

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG SMITH BRANDS, INC.



Date: May 24, 1999                  /s/ Susan A. Leonhardt
                                   -----------------------------
                            By:    Susan A. Leonhardt
                                   Director of Accounting/Administration and
                                   Authorized Registrant Signer
                                   (Principal Accounting and Financial Officer)

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

(af) Form of Warrant to Purchase Common Stock with respect to the 1999 private placement offering through Cromwell.****

(ag) Form of Placement Agent's Agreement with respect to the 1999 private placement offering through Cromwell.****

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

**** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, filed on March 29, 1999.

*****     Filed herewith.