Form 10QSB
period 1999-06-30
BIG SMITH BRANDS INC
filed 1999-08-16
CIK 931688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X    Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
--   of 1934

For the quarterly period ended June 30, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.

                         Commission file number 01-13470

                             BIG SMITH BRANDS, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                    13-3005371
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)

            1700 S. Powerline Road, Suite G, Deerfield, Florida 33442
                    (Address of Principal Executive Offices)

                                 (954) 725-3770
                (Issuer's Telephone Number, Including Area Code)

           7100 West Camino Real, Suite 402, Boca Raton, Florida 33433
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
   -----          ----

Number of shares of common stock outstanding as of August 13, 1999: 8,613,546

        Transitional Small Business Disclosure Format (check one): Yes___ No X
                                                                            ---

                                      INDEX
                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

                    Balance Sheet as of June 30, 1999                         3

                    Statements of Operations for the three
                      month and six month periods ended
                      June 30, 1999 and 1998                                  4

                    Statement of Stockholders' Equity for the
                      six months ended June 30, 1999                          5

                    Statements of Cash Flows for the six months
                      ended June 30, 1999 and 1998                            6

                    Notes to Financial Statements                             7

          Item 2. Management's Discussion and Analysis of Financial
                             Condition and Results of Operations              8

PART II OTHER INFORMATION                                                    14

          Item 1.Legal Proceedings                                           14

          Item 2.Changes in Securities                                       15

          Item 3. Defaults Upon Senior Securities                            15

          Item 4. Submission of Matters to a Vote of Security Holders        15

          Item 5. Other Information                                          15

          Item 6. Exhibits and Reports on Form 8-K                           16

SIGNATURE                                                                    18

EXHIBIT INDEX                                                                19

                             BIG SMITH BRANDS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)

                                     ASSETS
                                 CURRENT ASSETS

    Cash                                                                        $   225,224
    Temporary investments                                                             7,991
    Accounts receivable, less allowance for doubtful accounts of  $24,883           649,047
    Inventories                                                                     587,995
    Prepaid expenses                                                                 60,904
                                                                                -----------
        Total current assets                                                      1,531,161

PROPERTY AND EQUIPMENT, At Cost
    Land                                                                             20,000
    Buildings & leasehold improvements                                              563,154
    Equipment                                                                       534,796
    Vehicles                                                                              0
                                                                                -----------
                                                                                  1,117,950
    Less accumulated depreciation                                                   472,913
        Net property and equipment                                                  645,037

OTHER ASSETS
    Due from B/S Partners L.L.C.                                                     26,277
    Security deposits                                                                34,214
    Certificate of deposit                                                          200,000
    Deferred non-compete compensation, per agreement                              3,800,000
    Deferred non-compete expenses, less accumulated amortization of $7,535          255,326
    Deferred finance charges, less accumulated amortization of $225,240             570,882
    Trademarks, less accumulated amortization of $134,697                           381,164
                                                                                -----------
        Total other assets                                                        5,267,863
                                                                                -----------
           Total assets                                                         $ 7,444,061
                                                                                ===========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Revolving line-of-credit                                                    $   276,102
    Current maturities of long-term debt                                             92,899
    Accounts payable                                                              2,472,399
    Accrued restructuring/litigation                                                 96,848
    Accrued expenses                                                                435,957
                                                                                -----------
        Total current liabilities                                                 3,374,205

LONG-TERM DEBT                                                                    1,028,546

STOCKHOLDERS' GAIN
    Deferred non-compete income                                                   3,800,000
    Common stock, $.01 par value; authorized 10,000,000 shares:
       issued and outstanding 8,613,546 shares                                       86,136
    Additional paid-in capital                                                   10,076,301
    Accumulated deficit                                                         (10,921,127)
                                                                                ------------
    Total stockholders' gain                                                      3,041,310
                                                                                -----------

           Total liabilities and stockholders' deficit                          $ 7,444,061
                                                                                ===========

                 See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  June 30, 1999
                                   (Unaudited)

                                                  Three Month Period                   Six Month Period
                                                     Ended June 30                       Ended June 30
                                                     -------------                       -------------
                                                   1999              1998             1999             1998
                                                   ----              ----             ----             ----
NET SALES                                      $ 35,072          $295,298        $ 277,530        $ 570,288
COST OF GOOD SOLD                                20,039           269,246          314,178          501,574
                                           -------------      ------------      -----------      -----------
GROSS PROFIT (LOSS)                              15,033            26,052          (36,648)          68,714
OPERATING EXPENSES
 Selling                                         68,008           150,030           68,986          297,254
                                                                                ----------
 General and administrative                     219,482           236,913          523,145          405,393
                                           -------------     -------------      -----------      -----------
                                                287,490           386,943          592,131          702,647
                                           -------------     -------------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                  (272,457)         (360,891)        (628,779)        (633,933)
                                           -------------      ------------      -----------      -----------

OTHER INCOME (EXPENSE)
 Miscellaneous income                           826,224                            826,199
 Miscellaneous expenses                        (123,899)                          (237,919)        (123,988)
 Interest expense                               (73,067)         (137,158)        (202,415)        (258,944)
 Discontinued operations loss
    (non-retained items)                       (370,485)           (46,885)       (370,485)        (664,917)
                                           ------------       -------------     -----------      -----------
 Total other income/ (Expense)                  258,773           (184,043)         15,380       (1,047,849)
                                           ------------       -------------     -----------      -----------

Income gain (loss) before taxes                 (13,684)         (544,934)        (613,399)      (1,681,782)

PROVISION FOR INCOME TAXES                            0                 0                0                0
                                           ------------      -------------      ------------    ------------
NET INCOME (LOSS)                          $    (13,684)     $   (544,934)      $  (613,399)    $ (1,681,742
                                           ============      =============      ============    ============

NET INCOME (LOSS) PER SHARE                $      (0.00)         (   0.08)      $     (0.00)    $      (0.24)
                                           ============      =============      ============    ============

WEIGHTED AVERAGE  COMMON SHARES
  OUTSTANDING                                 8,613,546         7,099,842         8,613,546        7,099,842
                                           ============      =============      ============    ============


                 See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                        Common Stock,
                                        $.01 par value
                                                                 Additional     Retained
                                                     Common      Paid-in        earnings
                                       Shares        Stock       capital        (deficit)        Total
                                       ------       ---------   -------         ---------        -----

Balance (deficit), January 1, 1999     $7,354,683    $ 73,547  $ 9,130,767   $(10,307,727)    $(1,103,413)
Debt issuance costs/registration                                   (20,876)       (20,876)
Private placement with warrants         1,100,000      11,000      968,000        979,000
Conversion of accounts payable
    into common shares                    158,863       1,589       (1,589)                             0

Net loss - June 30, 1999                        -           -            -       (613,399)       (613,399)
                                       ----------    --------  -----------   -------------   ------------
Balance (deficit) June 30, 1999         8,613,546    $ 86,136  $10,076,302   $(10,921,126)   $   (758,688)
                                       ==========    ========  ===========   =============   ============

                 See Notes to Consolidated Financial Statements


                             BIG SMITH BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED June 30, 1999 AND 1998
                                   (Unaudited)

                                                             1999             1998
                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $  (613,399)      $(1,681,742)
    Item not requiring cash:
       Depreciation and amortization & accrued
       property tax                                         215,335           185,093
       Amortization of debenture discount                                     606,204
   Changes in:
       Accounts receivable                                1,678,193           787,649
       Inventories                                        2,752,746        (1,665,754)
       Prepaid expenses                                      61,897           (73,731)
       Other assets                                         297,203           (24,699)
       Accounts payable and accrued expenses              1,426,801           582,463
                                                        -----------       -----------
          Net cash provided (used) in operating
          activities                                      5,818,776        (1,284,517)
                                                        -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                    (1,501,565)         (100,690)
   Reductions temporary investments                           3,192            (8,452)
                                                        -----------       ------------
       Net cash provided (used) in investing
       activities                                        (1,498,373)         (109,142)

CASH FLOWS FROM FINANCING ACTIVITIES
   Checks outstanding in excess of bank balance            (181,596)           27,265
   Net borrowings (repayments) under line-of-credit
   agreement                                             (3,635,214)        1,461,258
   Net Proceeds from convertible debentures
   Principal payments on long-term debt                    (391,286)         (185,843)
       Net cash provided (used) in financing
       activities                                        (4,208,096)        1,302,680

INCREASE (DECREASE) IN CASH                                 112,307           (90,979)
CASH, BEGINNING OF PERIOD                                   112,917           111,190
                                                        -----------       -----------
CASH, END OF PERIOD                                     $   225,224       $    20,211
                                                        ===========       ===========

                 See Notes to Consolidated Financial Statements

                             BIG SMITH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

Big Smith Brands, Inc. (the "Company") sells quality sportswear and childrenswear under a variety of brand names, including Big Smith, Smith Mountain Classics and Big Smith Vintage. The Company markets its products to national chains and local stores worldwide.

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

In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations, stockholders' equity and cash flows for the three month period and nine month periods then ended.

The results of operations for the period ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

        Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the sportswear industry and the level of growth in retail sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of raw materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        Going Concern. The Company's viability as a going concern is dependent upon its ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the revolving loan and credit facility. The Company experienced a loss from operations in 1998 and had a working capital deficit at December 31, 1998. The Company experienced a loss from operations of $613,399 for the six months ended June 30, 1999, and had a working capital deficit of $1.84 million at June 30, 1999. Also, our liquidity needs could exceed the amount of borrowings available under our Credit Facility. See "--Liquidity and Capital Resources."

General

        The discussion and analysis set forth below is for the three months ended June 30, 1999 and June 30, 1998. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the six months ended June 30, 1999, and June 30, 1998, was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Overview

        On April 22, 1999, we sold to Walls Industries, Inc., Cleburne, Texas ("Walls") all of our assets related to the workwear business, other than real estate and trademarks, and licensed to Walls the Big Smith trademark and certain related trademarks for use in the manufacture, sale and licensing of workwear products (the "Walls Sale and License"). The consummation of the Walls Sale and License has changed our business substantially, primarily in that we no longer manufacture, hold inventory or market workwear products. Following the consummation of the Walls Sale and License, our business plan now focuses on refining our retained product lines and increasing merchandising, sales and marketing of those retained products, with emphasis on sportswear and childrenswear. In order to achieve our objectives, our strategy currently includes:

     o finalizing negotiations expected to lead to a joint venture for the design, acquisition of raw materials, manufacture, marketing, sales and sourcing of Big Smith branded sportswear with individuals and organizations with long-standing worldwide reputations in the apparel industry,

     o    continuing enhancement of our retained product lines,

     o increasing the value of the Big Smith trademarks through direct consumer advertising,

     o offshore subcontracting of substantially all manufacturing and production activities for the foreseeable future,

     o    retaining testing and quality assurance functions,

     o licensing Amita, srl, an Italian company, for the production, sale and marketing of sweaters and outergarments to complement our sportswear products,

     o occupying on August 13, 1999 a facility to serve as executive office and warehouse space in Deerfield, Florida,

     o developing a business plan to introduce a line of ladieswear as a complement to our sportswear and childrenswear, and

     o focusing solely on the development and marketing of products under our Big Smith labels.

        On December 10, 1997, we obtained a revolving line-of-credit and term loan credit facility (the "Credit Facility") with NationsCredit Commercial Funding, a NationsBank Company ("NationsCredit"). The Credit Facility allows for a maximum availability of $7,000,000, after an amendment related to the consummation of the Walls Sale and License, based on a specified percentage of eligible accounts receivable, inventories and real property. See "--Liquidity and Capital Resources."

        A significant portion of our sales of sportswear for the six months ended June 30, 1998 were to Gadzooks and Jean Country, representing 30% and 14%, respectively. In the six months ended June 30, 1999, the Company's sales of sportswear were to Gadzooks, representing 31% of sales, and to Marshall's, representing 69% of sales. The sale to Marshall's was a discounted sale of last season's inventory. Sales from the Company's retail store are reported separately below in "Results of Operations." A significant portion of our sales of childrenswear are to three customers. Sales to Busy Bee, Midstates, Inc and Whealtbelt of children's line products represented approximately 2%, 14% and 7%, respectively, of our net sales of childrenswear for the six months ended June 30, 1999 and 4%, 19% and 8%, respectively, for the three months ended June 30, 1998.

        If any one or more of the Company's sportswear or childrenswear customers were to cease or materially reduce its purchases from us, the financial condition of the Company might be materially adversely affected. The Company intends to continue to broaden the customer base for our products, lessening the concentration in any one customer or small group of customers. As of July 14, 1999, the Company entered into a sublicense with Do Duds, Inc. for the design, manufacture and distribution of Big Smith branded childrenswear. The sublicense terminates on July 31, 2002 and provides for royalties to the Company.

        In July 1999, the Company entered into an agreement with J & E Sales Corp. and Sumida Corp. relating to the formation and operation of B/S Partners, L.L.C. ("B/S Partners") to design, manufacture and distribute Big Smith branded sportswear and streetwear. Pursuant to this agreement, the Company expects to grant a sublicense to B/S Partners for the use of the Big Smith brand and to be responsible for design and distribution of the Big Smith branded sportswear and streetwear produced by B/S Partners.

        On August 13, 1999, the Company occupied its new facility in Deerfield, Florida. The new facility will serve as warehouse and distribution space as well as the Company's executive offices. In addition, the Company intends to open a retail outlet at the new facility. The Company's direct retail sales in South Beach, Florida are higher margin sales than sales to wholesale customers and are reported separately in the discussion and analysis below.

Results of Operations

        The following discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Quarterly Report on Form 10-QSB. In the following discussion and analysis, references to "Retained Lines" include the product lines retained by the Company after the Walls Sale and License. Prior to the Walls Sale and License, childrenswear records did not differentiate between younger childrenswear (sizes 9 months to children's size
7) and student sizes (children's sizes 8-16). The Company only retained the younger childrenswear. In the discussion and analysis below, historical numbers related to childrenswear reflect all childrenswear, whereas current quarter numbers reflect only the retained younger childrenswear products. This change may have a significant effect on the comparison of historical numbers to current numbers.

        Additionally, due to the Walls Sale and License the Company has discontinued the operation of its workwear business and realized non-recurring income from the sale of the workwear business.

Three  Months  Ended June 30, 1999  Compared to the Three  Months Ended June 30,
1998

        Net sales for the three months ended June 30, 1999 decreased by $260,000, or 88.1%, to $35,000 from $290,000 for the three months ended June 30, 1999. Net sales for the three months ended June 30, 1999 of Big Smith sportswear, childrenswear and Big Smith store products were $5,000, $17,000 and $13,000 respectively, as compared with $236,000, $38,000 and $3,000, respectively, for the three months ended June 30, 1998 The decrease in sales resulted primarily from the Company's lack of sportswear product development for 1999. The Company expects to present its new sportswear product lines for the spring 2000 season at the annual Men's Apparel Guild In California trade show (the "MAGIC Show") in August 1999.

        Cost of goods sold for the three months ended June 30, 1999 decreased by $249,000, or 92.6% to $20,000 from, $269,000 for the three months ended June 30, 1998. The decrease resulted from the decrease in sales and the corresponding decrease in inventory purchases of the sportswear line.

        Gross profit for the three months ended June 30, 1999 was $15,000, or 42.9% of net sales, compared to $26,000, or 8.9% of net sales, for the three months ended June 30, 1998 The increase in gross profit percentage was primarily due to relatively higher gross margins on the Retained Lines and the even higher margins realized on the sales at our retail store. For the three months ended June 30, 1999, Big Smith sportswear, childrenswear and Big Smith store products accounted for 14.1%, 49.2% and 36.7% of net sales, respectively, as compared with 84.9%, 13.8% and 1.3% of net sales, respectively, for the three months ended June 30, 1998.

        Selling expenses decreased by $82,000 to $68,000, for the three months ended June 30, 1999, from $150,000, for the three months ended June 30, 1998 This decrease in selling expenses resulted from decrease in the production of samples, design charges and travel expenses. General and administrative expenses were $219,000 for the three months ended June 30, 1999, compared with $237,000, for the three months ended June 30, 1998, The decrease in the general and administrative expenses was due to the re-organization of the Company after the Walls Sales and License.

        The Company's interest expense for the three months ended June 30, 1999 was $73,000 as compared with $137,000, for the three months ended June 30, 1998. The decrease in interest expense was primarily due to decrease in borrowings and loan fees.

        As a result of the foregoing, the Company's net loss for the three months ended June 30, 1999 was $14,000 compared to a net loss of $545,000 for the three months ended June 30, 1998.

        For the three months ended June 30, 1999, the Company had a loss from discontinued operations of $370,000. This loss was comprised of non-recurring income from the sale of assets of $177,000, loss from discontinued workwear operations of $46,000, discontinued global operations of $47,000 and loss from litigation relating to the Caterpillar Termination (as defined hereafter) of $100,000. Loss from discontinued operations for the three months ended June 30, 1998 was $47,000 entirely related to litigation relating to the Caterpillar Termination.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

        Net sales, for the six months ended June 30, 1999 decreased by $293,000, or 51.4%, to $277,000 from $570,000 for the three months ended June 30, 1998. Net sales for the three months ended June 30, 1999 of Big Smith sportswear, childrenswear and Big Smith store products were $195,000, $50,000 and $32,000 respectively, as compared with $473,000, $94,000 and $3,000, respectively, for the three months ended June 30, 1998 The decrease in sales resulted primarily from the Company's lack of sportswear product development for 1999. The Company expects to present its new sportswear product lines for the spring 2000 season at the annual Men's Apparel Guild In California trade show (the "MAGIC Show") in August 1999.

        Cost of goods, sold for the six months ended June 30, 1999 decreased by 188,000, or 37.5% to $314,000 from, $502,000 for the six months ended June 30,
1998. The decrease was primarily due to the sale of prior season's sportswear inventory at cost or at a smaller profit margin and the decrease in sales of the sportswear line.

        Gross loss for the six months ended June 30, 1999 was ($37,000), compared to gross profit of $69,000, or 12.1% of net sales, for the six months ended June 30, 1998 For the six months ended June 30, 1999, Big Smith sportswear, childrenswear and Big Smith store products accounted for 70.3%, 17.9% and 11.8% of net sales, respectively, as compared with 83.0%, 16.4% and 0.6% of net sales, respectively, for the six months ended June 30, 1998.

        Selling expenses decreased by $228,000 to $70,000, for the six months ended June 30, 1999, from $298,000, for the six months ended June 30, 1998 This decrease in selling expenses resulted from a decrease in the production of samples, design charges and travel expenses. General and administrative expenses were $523,000, for the six months ended June 30, 1999, compared with $405,000,for the six months ended June 30, 1998, The increase in the general and administrative expenses was due to the decrease in sales of the retained lines and the reclassification of discontinued operations.

        The Company's interest expense for the six months ended June 30, 1999 was $202,000 as compared with $259,000, for the six months ended June 30, 1998. The decrease in interest expense was primarily due to decrease in borrowings and loan fees, due to the Walls Sales and License.

        As a result of the foregoing, the Company's net loss for the six months ended June 30, 1999 was $614,000 compared to a net loss of $1,682,000 for the six months ended June 30, 1998. Excluding the non- recurring convertible amortization discount of $606,000, the Company's net loss for the six months ended June 30, 1998 was $1,076,000.

        For the six months ended June 30, 1999, the Company had a loss from discontinued operations of $370,000. This loss was comprised of non-recurring income from the sale of assets of $177,000, loss from discontinued workwear operations of $46,000, discontinued global operations of $47,000 and loss from litigation relating to the Caterpillar Termination (as defined hereafter) of $100,000. Loss from discontinued operations for the six months ended June 30, 1998 was $665,000 related to loss from discontinued workwear operations. The loss from operations in the six months ended June 30, 1998 included a $606,000 amortization of debenture discount. Excluding the non- recurring convertible amortization discount of $606,000, the loss from discontinued operations for the six months ended June 30, 1998 was $59,000.

Year 2000 Compliance

               We have initiated a Company-wide program to prepare our computer systems and applications for year 2000 compliance. We expect to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000 ("Y2K"). We expect to replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. Specifically, our accounting/payroll software is Y2K compliant. In addition, the Electronic Data Information system, through which major customers electronically order merchandise and invoices are electronically issued, is pending installation and will be Y2K compliant. The Company's hardware is being replaced in connection with our move to our new executive office and warehouse facility in Deerfield, Florida. We estimate the total cost of the hardware upgrade to be approximately $95,000.

Liquidity and Capital Resources

        Our viability as a going concern is dependent upon our ability to raise sufficient working capital and to meet any liquidity needs that may exceed the availability under the Credit Facility (as defined below). The Company experienced a loss from operations during the three months ended June 30, 1999 and June 30, 1998 and had a working capital deficiency at June 30, 1999. Also, the Company's liquidity needs could exceed the amount of borrowings available under the Credit Facility. At June 30, 1999, working capital deficiency was approximately $1.84 million primarily as a result of the purported termination effective in January 1997 by Caterpillar, Inc. ("Caterpillar") of the Company's license to manufacture and sell workwear under the Caterpillar label (the "Caterpillar Termination"). As a result, the Company has faced an on-going liquidity deficit. Working capital also may vary from time to time as a result of seasonal inventory requirements, the level of trade credit available and the level of accounts receivable balances. The Company has taken several steps to obtain additional sources of liquidity.

        The net proceeds of the Walls Sale and License improved our capital structure. Additionally, the Walls Sale and License removes the overhead and interest costs associated with the low-margin workwear business allowing us to concentrate on the higher-margin sportswear business.

        In order to fund its cash needs, on April 2, 1997, the Company completed a Regulation S placement of $1.7 million of its 6% Convertible Preferred Debentures due March 31, 2000. By March 1998, the Debentures had been converted to 3,169,842 shares of the Company's Common Stock.

        On  December   10,   1997,   the  Company   obtained  a  new   revolving
line-of-credit  and term loan  credit  facility  (the  "Credit  Facility")  with
NationsCredit  Commercial  Funding,  a  NationsBank  Company   ("NationsCredit")
allowing for maximum availability of $7 million after an amendment related to the consummation of the Walls Sale and License, based on a specified percentage of eligible accounts receivable, inventories and real property. The amount outstanding under the Credit Facility as of June 30, 1999 was $385,000, with $276,000 on the revolving line-of-credit and 109,000 under the term loan portion of the Credit Facility. At June 30, 1999 we had approximately $53,000 of unused availability under the total credit facility. The loan bears interest at prime rate plus 1.875% (9.625% at June 30, 1999) and matures in December 2001. The agreement also provides for additional interest under certain circumstances and other fixed fees payable. The loan is secured by all of our retained assets which includes, without limitation, accounts receivable, inventories and property and equipment.

        On or about August 10, 1998, the Company sold units to accredited investors including warrants to purchase 20,000 shares of the Company's Common Stock, and $200,000 of the Company's 12% promissory notes in a private placement through D.L. Cromwell Investments, Inc. ("Cromwell"). Cromwell was paid a total commission of $16,000. The units were sold to accredited investors without registration under the 1933 Act, or the securities laws of any state, in reliance on the exemptions contained in Rule 506 of Regulation D promulgated under the 1933 Act. In December, 1998, the Company redeemed the 12% promissory notes using funds borrowed from S. Peter Lebowitz.

        On February 18, 1999, the Company received the proceeds of a private placement offering (the "Private Placement") of 1,100,000 units (the "Units") of the Company's securities, with each Unit consisting of one share of the Company's Common Stock and two Warrants each to purchase one share of the Company's Common Stock, one of which is exercisable at a price of $1.50 per share and the second of which is exercisable at a price of $1.75 per share. The Warrants have a three-year term. Cromwell was the placement agent for the offering. The Company paid Cromwell a commission of 11% of the total aggregate purchase price and Cromwell also received Placement Agent's Warrants to purchase 110,000 Units of the Company's securities as described above at an exercise price of $1.20 per Unit. The terms of the offering provided that the number and exercise prices of the Warrants would not be adjusted by virtue of the reverse stock split which we will effect shortly.

        In 1998, the Company financed its operations primarily with borrowings under its Credit Facility with NationsCredit. Cash used in operating activities totaled $5.82 million for the six months ended June 30, 1999 as compared with cash used in operating activities of $1.28 million for the six months ended June 30, 1998. This increase reflected primarily the $3,531,217 received from Walls, for the assets ($270,000), inventory ($2,858,000), rent ($2,500) and non-compete agreement (first payment $400,000). Excluding the payments received from Walls, the cash used in operating activities was $2.29 million for the six months ended June 30, 1999. The Company typically experiences negative cash flow from operations during the first half of each year due to the buildup of inventory in preparation for increased sales volume in the second half of each year.

Capital Expenditures

        Capital expenditures totaled $726 for the three months ended June 30, 1999, primarily for computer programs needed for the Y2K compliance. The Company anticipates further capital expenditures relating to the occupation in August 1999 of the Deerfield, Florida facility of approximately $61,000 consisting of the following: air- condition system ($20,000), cable for the new computer network ($9,000), security systems ($5,000), additional telephone equipment ($3,000), additional computers ($10,000), racks and display fixtures ($9,000) and miscellaneous items ($5,000).

Intangible Assets

        As part of the consummation of the Walls Sale and License, we transferred all of our trademarks to a subsidiary, Big Smith Holdings, Inc. ("Holdings"), the stock of which is owned 60% by us and 40% by Walls. Walls appointed one member of the Board of Directors of this subsidiary, and we appointed all other directors. The Certificate of Incorporation of Holdings restricts its activities solely to owning and licensing these trademarks.

        Holdings granted to Walls a royalty-free, perpetual license to use the Big Smith trademark and certain related tradenames in connection with the manufacture, sale and licensing of workwear products. Holdings granted to us a royalty-free, perpetual license to use the Big Smith trademark and certain related tradenames for sportswear and, subject to certain approval rights of Walls, for all other purposes. Any other licenses granted by Holdings will require the unanimous vote of its Board of Directors.

        In 1995, we purchased the Big Smith trademark in the seven countries in Europe for which we did not previously have trademark rights for an aggregate purchase price of $500,000 payable over four years. The final payment of $50,000 is due in September 1999.

        In December 1998, we entered into a one-year, renewable sublicense with Amita srl, an Italian company ("Amita"), to design, manufacture and be the exclusive sales representative throughout Italy for Big Smith branded sweaters, jackets and other sportswear products. As of July 14, 1999, we entered into a sublicense with Do Duds, Inc. for the design, manufacture and distribution of Big Smith branded childrenswear. The sublicense terminates on July 31, 2002 and provides for royalties to the Company. We maintain quality and design control over the products produced under these sublicenses.

Seasonality

        Our sales of workwear were generally higher in the last six months of the year as compared to the first six months of the year in terms of revenues generated and, to a lesser extent, total garments sold. This seasonality had a significant impact on our cash flow because our inventory levels tended to increase during the summer months in preparation for anticipated higher sales in September, October and November.

        We believe that our continuing business will be less subject to seasonal variation than it historically has been. Our sportswear and childrenswear products sell at a generally constant rate with some acceleration of sales in the spring and fall. We can give you no assurance, however, that our continuing business will not experience significant seasonal variation. Significant seasonal variation in our sales could have a material adverse effect on our financial position which, in turn, could significantly affect your investment.

                                     PART II

                                OTHER INFORMATION

Item 1.        Legal Proceedings.

Caterpillar Litigation

        On June 25, 1996, Big Smith Global Ltd. ("BSG"), our wholly owned subsidiary holding the rights to our agreement (the "Agreement") with
Caterpillar licensing our use of the Caterpillar and related trademarks, received a purported notice of termination of the Agreement, citing purported violations of the Agreement.

        On July 9, 1996, we were served with a summons and complaint naming us, BSG and S. Peter Lebowitz, our CEO, as defendants in a suit by Caterpillar in the U.S. District Court for the Central District Court of Illinois (the
"District Court"). The complaint alleges trademark infringement, unfair competition, false advertising and breach of contract, and seeks injunctive relief and unspecified damages in connection with our alleged violations of the Agreement and Caterpillar's proprietary marks.

        On July 26, 1996, we answered the complaint filing responsive defenses of failure to assert a claim, waiver, amendment, promissory estoppel, equitable estoppel, laches, failure to provide an opportunity to cure, unclean hands and misuse. With BSG, we filed counterclaims for breach of contract, tortious interference with contractual relations, interference with prospective business relations, conspiracy, commercial disparagement and breach of franchise agreement in connection with what we and BSG believe to be Caterpillar's wrongful efforts to terminate our license to use certain Caterpillar trademarks on its apparel. S. Peter Lebowitz also filed a motion to dismiss for failure to state a claim against him in his individual capacity.

        On July 18, 1996, Caterpillar filed an emergency motion for summary judgment seeking a declaratory judgment that the Agreement had been properly terminated. On July 29, 1996, we filed a motion for a preliminary injunction against Caterpillar's purported termination of the Agreement. On August 19, 1996, the District Court entered an order (the "August 19th Order"), which was subsequently confirmed in a Reconsideration Order denying the motion we made with BSG for a preliminary injunction and granting Caterpillar's motion for summary judgment on the basis of a finding that the Agreement, by its terms, provided for termination by Caterpillar following certain breaches of the Agreement by BSG regardless of whether or not such breaches were material. On August 28, 1996, the District Court granted in part Mr. Lebowitz's motion and dismissed him from the breach of contract and declaratory judgment counts of the complaint.

        On April 16, 1997, we filed an Amended Counterclaim adding Overland Group, Ltd. and Stephen Palmer as counterdefendants seeking damages in excess of $20 million plus costs. Thereafter, on October 31, 1997, a Corrected Second Amended Counterclaim was filed by us naming Overland Footwear, Limited as an additional counter-defendant. The Second Amended Counterclaim alleges similar claims as in the original counterclaim and, among others, newly alleges that Caterpillar was barred from terminating our license to use its marks since a common law franchise relationship existed between the parties which could not be terminated absent good cause.

        The counterdefendants have filed motions to dismiss the Second Amended Counterclaim for failure to state a claim. Additionally, Palmer and the Overland defendants have filed motions seeking dismissal for lack of jurisdiction over them. On December 16, 1997, the Court heard oral arguments on the motions to dismiss. To date the Court has not ruled on said motions.

        We intend to vigorously defend the claims of Caterpillar and to diligently pursue our counterclaims and our claims against Palmer and the Overland defendants. At this stage of litigation, we cannot evaluate the likelihood of favorable or unfavorable outcome. We can give you no assurance that the outcome of this litigation will be favorable to us. If the outcome of the litigation is not favorable, such outcome could have a material adverse effect on our financial condition.

Other Litigation

        We have been involved in litigation with a number of our foreign distributors in connection with their refusal to pay royalties we believed to be due in respect of sales by such distributors of Caterpillar branded products prior to our ceasing to sell such products. Additionally, certain distributors made claims against us relating to the effects of the purported termination of the Caterpillar license on their arrangements with us. Most of these litigations have been resolved.

We have begun discussions with Selected Brands Shoe Company seeking recovery of at least $73,000 of accounts receivable we believe are due and payable and with Fashion Fever CC seeking recovery of an as yet undetermined amount of royalties we believe are due and payable. These discussions are preliminary to filing collection actions if satisfactory settlements cannot be reached.

        In January, 1998, Triquest Group, a California corporation, began an action in the Superior Court of the State of California, Santa Clara County (Case No. CV 767474) against us and S. Peter Lebowitz seeking to recover a sales commission in connection with the sale of all of the then remaining inventory of Caterpillar branded apparel to KPR International, Inc. The plaintiff sought recovery of a sales commission in the amount of $65,000 plus interests and costs. By agreement of the parties, the matter was submitted to binding arbitration in accordance with the operative provisions of the California statutes. On May 11 and 12, 1999, the matter was heard by the designated arbitrator, the Honorable William F. Lanam (retired). As of this date, the arbitrator has not rendered a decision. We do not anticipate that the arbitrator's decision will have a materially adverse effect on our financial condition or operations.

Item 2. Changes in Securities.

        On February 18, 1999, the Company received the proceeds of a private placement offering (the "Private Placement") of 1,100,000 units (the "Units") of the Company's securities, with each Unit consisting of one share of the Company's Common Stock and two Warrants each to purchase one share of the Company's Common Stock, one of which is exercisable at a price of $1.50 per share and the second of which is exercisable at a price of $1.75 per share. The Warrants have a three-year term. The securities were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security-Holders.

        At the Annual Meeting of Stockholders held on April 20, 1999, 6,951,682 of the 7,354,683 shares eligible to vote at the meeting were present at the meeting. Of the 6,951,682 shares present at the meeting, 4,021,771 were voted in favor of the Walls Sale and License, 32,400 shares were voted against the Walls Sale and License and 2,897,611 shares were withheld.

        Of the 6,951,682 shares present at the meeting, 6,946,682 shares were voted in favor of the election of each of the following persons to serve on the Board of Directors of the Company: Julian Shaps, Glen Freeman and Theodore Listerman. 5,000 shares were voted against the election of each of such nominees and no shares were withheld. Of the 6,951,682 shares present at the meeting, 6,951,682 shares were voted in favor of the election of each of S. Peter Lebowitz and Jack Schultz. No shares eligible to vote at the meeting were cast against the election of these two nominees as directors or were withheld.

        Of the 6,951,682 shares present at the meeting, 6,951,382 shares were voted in favor of the ratification of the appointment of the firm of Daszkal, Bolton & Manela, CPAs, as the Company's independent auditors for the fiscal year ending December 31, 1999. 300 shares eligible to vote at the meeting were cast against the approval of the appointment of Daszkal, Bolton & Manela, CPAs, and no shares were withheld.

        No other business was brought before the Annual Meeting of Stockholders.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:
                                  EXHIBIT TABLE

Exhibit
  No.                  Description
  ---                  -----------

3(a)      Form of Amended Restated Certificate of Incorporation.*
(b)       By-laws.*
5         Opinion of Kramer Levin Naftalis & Frankel LLP.
10(a) Amended and Restated 1994 Stock Incentive Plan, dated as of February 11, 1998 (amended June 11, 1998).**
(b) Loan and Security Agreement, dated December __, 1997, between the Company and National Credit Commercial Funding, Inc., a NationsBank Company.***
(c)       First Amendment to Loan and Security Agreement dated December __,
          1997.**
(d) Consent and Second Amendment to Loan and Security Agreement dated April 22, 1999.**
(e) Amended and Restated Employment Agreement, dated January 1, 1998, between the Company and S. Peter Lebowitz***
(f)       Warrant to Purchase Common Stock, dated as of April 2, 1997.****
(g) Promissory Note by the Company to S. Peter Lebowitz, dated December 23, 1998, for $200,000.**
(h) Promissory Note by the Company to S. Peter Lebowitz, dated December 23, 1998, for $250,000.**
(i) Form of Warrant to Purchase Common Stock, dated May __, 1998, relating to Bridge Financing.*****
(j) Form of Subscription Agreement with respect to the 1999 private placement offering through D.L. Cromwell Investments, Inc.******
(k) Form of Warrant to Purchase Common Stock with respect to the 1999 private placement offering through Cromwell.******
(l) Form of Placement Agent's Agreement with respect to the 1999 private placement offering through Cromwell.******
(m) Asset Purchase Agreement, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and the Company.******
(n) Agreement Not to Compete, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and the Company.******
(o) Agreement Not to Compete, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and S. Peter Lebowitz.******
23        Consent of Daszkal, Bolton & Manela, CPAs**
27        Financial Data Schedule*******

--------------------------

      * Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (no. 33-85302), as amended, declared effective on February 8, 1995.

     ** Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2, as filed on July 15, 1999.

    *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, filed on April 15, 1998.

   **** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996, filed on April 15, 1997.

  ***** Previously filed with, and incorporated herein by reference to, the Registrant's Quarterly Report on Form 10- QSB for the three months ended September 30, 1998, filed on November 13, 1998.

 ****** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, filed on March 29, 1999.

*******    Filed herewith.


        (b)    Reports on Form 8-K

               None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIG SMITH BRANDS, INC.


Date: August 16, 1998
                                            /s/ Susan A. Leonhardt
                                            ------------------------------------
                                            By: Susan A. Leonhardt
                                                Director -- Accounting/
                                                Administration and
                                                Authorized Registrant Signer
                                                (Principal Accounting and
                                                Financial Officer)

                                  EXHIBIT INDEX

Exhibit
  No.                    Description
  ---                    -----------

3(a)      Form of Amended Restated Certificate of Incorporation.*
(b)       By-laws.*
5         Opinion of Kramer Levin Naftalis & Frankel LLP.
10(a) Amended and Restated 1994 Stock Incentive Plan, dated as of February 11, 1998 (amended June 11, 1998).**
(b) Loan and Security Agreement, dated December __, 1997, between the Company and National Credit Commercial Funding, Inc., a NationsBank Company.***
(c)       First Amendment to Loan and Security Agreement dated December __,
          1997.**
(d) Consent and Second Amendment to Loan and Security Agreement dated April 22, 1999.**
(e) Amended and Restated Employment Agreement, dated January 1, 1998, between the Company and S. Peter Lebowitz***
(f)       Warrant to Purchase Common Stock, dated as of April 2, 1997.****
(g) Promissory Note by the Company to S. Peter Lebowitz, dated December 23, 1998, for $200,000.**
(h) Promissory Note by the Company to S. Peter Lebowitz, dated December 23, 1998, for $250,000.**
(i) Form of Warrant to Purchase Common Stock, dated May __, 1998, relating to Bridge Financing.*****
(j) Form of Subscription Agreement with respect to the 1999 private placement offering through D.L. Cromwell Investments, Inc.******
(k) Form of Warrant to Purchase Common Stock with respect to the 1999 private placement offering through Cromwell.******
(l) Form of Placement Agent's Agreement with respect to the 1999 private placement offering through Cromwell.******
(m) Asset Purchase Agreement, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and the Company.******
(n) Agreement Not to Compete, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and the Company.******
(o) Agreement Not to Compete, dated February 26, 1999, by and between Walls Industries, Inc., Cleburne, Texas and S. Peter Lebowitz.******
23        Consent of Daszkal, Bolton & Manela, CPAs**
27        Financial Data Schedule*******

--------------------------

      * Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2 (no. 33-85302), as amended, declared effective on February 8, 1995.

     ** Previously filed with, and incorporated herein by reference to, the Registrant's Registration Statement on Form SB-2, as filed on July 15, 1999.

    *** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, filed on April 15, 1998.

   **** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996, filed on April 15, 1997.

  ***** Previously filed with, and incorporated herein by reference to, the Registrant's Quarterly Report on Form 10- QSB for the three months ended September 30, 1998, filed on November 13, 1998.

 ****** Previously filed with, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, filed on March 29, 1999.

*******    Filed herewith.